Form 10-Q
period 1995-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1995-05-15
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995    Commission file number 0-13545



             JMB/245 PARK AVENUE ASSOCIATES, LTD.
    (Exact name of registrant as specified in its charter)




           Illinois                       36-3265541
    (State of organization)     (I.R.S. Employer Identification No.)



      900 N. Michigan Ave., Chicago, Illinois        60611
      (Address of principal executive office)     (Zip Code)




Registrant's telephone number, including area code  312-915-1960




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .     16



PART II  OTHER INFORMATION


Item 3.  Defaults on Senior Securities . . . . . . .     20

Item 5.  Other Information . . . . . . . . . . . . .     21

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     22

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS

                             MARCH 31, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)


                                            ASSETS
                                            ------
                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------ ------------
Cash and cash equivalents (note 1) . . . . . . . . . . . . . .   $      --           --
                                                                 ------------ ------------

                                                                 $      --           --
                                                                 ============ ============

                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                    ------------------------------------------------------

                                                                   MARCH 31,  DECEMBER 31,
                                                                     1995         1994
                                                                 ------------ ------------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . .   $    859,582       11,861
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .            391        5,244
  Amounts due to affiliates (note 4) . . . . . . . . . . . . .         47,849       33,879
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        807,585      789,655
  Accrued and deferred interest payable to affiliates. . . . .        817,477      574,761
  Demand note payable to affiliates (note 3) . . . . . . . . .      9,843,492    8,182,092
  Bank obligations payable - current (note 3). . . . . . . . .      4,375,000    5,624,000
                                                                 ------------ ------------
          Total current liabilities. . . . . . . . . . . . . .     16,751,376   15,221,492
Bank obligations payable - long-term (note 3). . . . . . . . .     39,590,631   40,319,631
                                                                 ------------ ------------
Commitments and contingencies (notes 1, 2 and 3)

          Total liabilities. . . . . . . . . . . . . . . . . .     56,342,007   55,541,123

Investment in unconsolidated venture, at equity
  (notes 2 and 5). . . . . . . . . . . . . . . . . . . . . . .     73,062,763   71,973,130
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative cash distributions. . . . . . . . . . . . . . .       (480,000)    (480,000)
    Cumulative net losses. . . . . . . . . . . . . . . . . . .    (12,773,329) (12,659,898)
                                                                 ------------ ------------
                                                                  (13,252,329) (13,138,898)
                                                                 ------------ ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs (note 1). . .    113,057,394  113,057,394
    Cumulative cash distributions. . . . . . . . . . . . . . .     (7,520,000)  (7,520,000)
    Cumulative net losses. . . . . . . . . . . . . . . . . . .   (221,689,835)(219,912,749)
                                                                 ------------ ------------
                                                                 (116,152,441)(114,375,355)
                                                                 ------------ ------------
          Total partners' capital accounts (deficits). . . . .   (129,404,770)(127,514,253)
                                                                 ------------ ------------
                                                                 $      --           --
                                                                 ============ ============

                        See accompanying notes to financial statements.

                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)
                                                                      1995           1994
                                                                  ------------   -----------
Income:
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .$      --            --
                                                                  ------------   -----------

Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .     784,965       923,935
  Professional services. . . . . . . . . . . . . . . . . . . . . .       --           58,921
  General and administrative . . . . . . . . . . . . . . . . . . .      15,919        18,714
                                                                  ------------   -----------

                                                                       800,884     1,001,570
                                                                  ------------   -----------

          Operating loss . . . . . . . . . . . . . . . . . . . . .    (800,884)   (1,001,570)

Partnership's share of earnings (loss) from
  operations of unconsolidated venture . . . . . . . . . . . . . .  (1,089,633)    3,810,610
                                                                  ------------   -----------

          Net earnings (loss). . . . . . . . . . . . . . . . . . .$ (1,890,517)    2,809,040
                                                                  ============   ===========

          Net earnings (loss) per limited
            partnership interest . . . . . . . . . . . . . . . . .$     (1,777)        2,640
                                                                  ============   ===========

          Cash distributions per limited
            partnership interest . . . . . . . . . . . . . . . . .$      --            --
                                                                  ============   ===========


                        See accompanying notes to financial statements.

                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $(1,890,517)    2,809,040
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of loss from operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . .   1,089,633    (3,810,610)
  Changes in:
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .       --          385,869
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      (4,853)       55,978
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . .      13,970        17,930
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .     260,646       240,895
                                                                  ------------   -----------
          Net cash used in operating activities. . . . . . . . . .    (531,121)     (300,898)
                                                                  ------------   -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .     847,721       517,956
  Principal payments on bank obligations payable . . . . . . . . .  (1,978,000)     (417,000)
  Funding of demand note payable . . . . . . . . . . . . . . . . .   1,661,400       165,000
                                                                  ------------   -----------
          Net cash provided by financing activities. . . . . . . .     531,121       265,956
                                                                  ------------   -----------
          Net decrease in cash and cash equivalents. . . . . . . .$      --          (34,942)
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$    524,319       297,170
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========






                        See accompanying notes to financial statements.

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in 245 Park Avenue Company (the "joint venture" or "245 Park"). Accordingly, the financial statements do not include the accounts of 245 Park.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                     1995                    1994
          -------------------------------------------------
             GAAP BASIS   TAX BASIS  GAAP BASIS   TAX BASIS
             ----------   ---------  ----------   ---------

Net earnings
  (loss) . . .$(1,890,517)(2,335,304) 2,809,040   1,395,912
Net earnings
  (loss) per
  limited
  partnership
  interest . .$    (1,777)   (2,242)      2,640       1,312
            ===========  ==========   =========   =========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period (1,000). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from the unconsolidated joint venture are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     Certain amounts in the 1994 Consolidated Financial Statements have been reclassified to conform with the 1995 presentation.


(2)  INVESTMENT IN UNCONSOLIDATED VENTURE - 245 PARK

     The Partnership acquired an interest in 245 Park, which owns an existing 46-story office building located at 245 Park Avenue, New York, New York. The Partnership acquired its approximate 48.25% ownership interest in 245 Park for approximately $63,927,000 from an affiliate of the joint venture partners. In addition to the Partnership, the other partners (the "O&Y partners") of 245 Park include Olympia and York 245 Park Ave. Holding Company, L.P., Olympia and York Equity Company, L.P., and Olympia and York 245 Corp., all of which are affiliates of Olympia & York Developments, Ltd. ("O&Y").

     There are certain risks and uncertainties associated with the Partnership's investment made through the joint venture, including the possibility that the O&Y partners might become unable or unwilling to fulfill their financial or other obligations, or that the O&Y partners may have economic or business interests or goals that are inconsistent with those of the Partnership. O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States (New York City) and Canada (Toronto) and similar proceedings in England. The O&Y partners have not been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. The Partnership has been unable to assess and cannot presently determine to what extent these events

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


may adversely affect the willingness or ability of the O&Y partners to meet their financial and other obligations, including those to the Partnership and the joint venture. However, the financial difficulties of O&Y and its affiliates, as well as the pledge by O&Y partners of their interests in 245 Park discussed below, appear to be adversely affecting 245 Park's efforts both to refinance its mortgage loans and to re-lease vacant space in the building.

     The O&Y partners granted security interests in their interests in 245 Park to a syndicate of banks in order to secure certain loan obligations of certain O&Y affiliates. In August, 1992, the Partnership received notice from the lead bank of the syndicate alleging that such O&Y affiliates were in default under these loan obligations and directing that all payments and distributions due to the O&Y partners from 245 Park be delivered to the lead bank. As of the date of this Report, the lenders have not, to the knowledge of the Partnership, attempted to realize upon the O&Y partners' interests in 245 Park. According to published reports, an investor group purchased participations in these obligations from the original syndicate of banks. At this point, the Partnership does not know to what extent it would be affected by this change in ownership of the loan obligations or by the lenders' pursuing their remedies with respect to the O&Y partners' interests in 245 Park, which they hold as collateral.

     Pursuant to the 245 Park venture agreement, the Partnership has made capital contributions aggregating $18,100,000. To the extent such contributions were not sufficient to fund operating deficits, debt service, reserve requirements and certain capital expenditures, the O&Y partners were obligated and did contribute the amount of such deficiencies through May 1989. Commencing in June 1989 through the earlier of December 1993 or the date on which the annual net cash flow (as defined) of the joint venture is at least $16,500,000, the O&Y partners were obligated to loan certain amounts (in the maximum amount of $72,500,000 at a prime rate of interest, 9% at March 31, 1995) to 245 Park sufficient to cover operating deficits, reserve requirements and certain capital expenditures of the joint venture and to pay the Partnership and the O&Y partners their "minimum return" (as defined). The O&Y partners have loaned 245 Park amounts aggregating $77,586,000 (net of repayments) on a cumulative basis as of March 31, 1995, which amount includes $8,000 (net of repayments) loaned for the three months ended March 31, 1995 for interest accruing on these advances. The loans from the O&Y partners currently exceed the maximum amount required under the terms of the joint venture agreement. Under the terms of the joint venture agreement, the Partnership is obligated to contribute to 245 Park its share (approximately 48.25%) of any operating expenses, reserve requirements and capital expenditures, including interest on the O&Y partners' loans, to the extent not covered by cash flow from the property or any additional loans from the O&Y partners. The principal and any unpaid interest on the O&Y partner loans will be due and payable on June 1, 2004, subject to earlier repayment out of available net cash flow or the net proceeds of a refinancing, sale or other disposition of the property as described below.

     Pursuant to the joint venture agreement, the first $16,500,000 of annual net cash flow (after payment of the current year's interest on the O&Y partners' loans and the current return on their priority distributions) is distributable approximately 48.25% to the Partnership and 51.75% to the O&Y partners (defined as "ownership ratios"). Additional annual net cash flow (as defined) will be utilized to pay outstanding loans and accrued and deferred interest to the O&Y partners. Any remaining annual net cash flow is distributable approximately 48.25% to the Partnership and 51.75% to the O&Y partners. Operating profits and losses generally are allocated approximately 48.25% to the Partnership and 51.75% to the O&Y partners.

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Net sale or refinancing proceeds (after repayment of any loans and priority distribution and accrued interest to the O&Y partners as described below) are generally allocable or distributable, as the case may be, to the Partnership and the O&Y partners in their respective ownership ratios. In general, profits from the sale or other disposition of the office property will be allocated first to the venture partners with any negative balances in their capital accounts up to the amount of such negative balances and then in accordance with the respective ownership ratios of the venture partners. Losses from the sale or other disposition of the office property will generally be allocated first to the venture partners with any positive balances in their capital accounts up to the amount of such positive balances and then in accordance with the respective ownership ratios of the venture partners. Losses attributable to the New York State Gains Tax payable as a result of sale or other transfer of the office property are allocable among the venture partners in the same proportion as their contributions for payment of the tax. In general, the Partnership will only contribute for the payment of such tax with respect to proceeds from the sale or other transfer of the office property in excess of $500,000,000 plus the value of certain improvements.

     The office building is being managed by an affiliate of the O&Y partners under a long-term agreement for a management fee equal to 1% of gross receipts. In addition, certain repairs and maintenance and tenant improvement work is performed by an affiliate of the O&Y partners.

     On September 7, 1989, 245 Park refinanced the $20,000,000 second mortgage note. The remaining first mortgage note continues in place. The third mortgage note was also refinanced by a financial institution in the same principal amount as the original note. Also on September 7, 1989, 245 Park obtained an additional loan in the maximum principal amount of $29,000,000. $17,000,000 of this loan was advanced at closing with an additional $4,000,000 advanced in June 1990 and June 1991 for a total of $25,000,000 principal outstanding as of March 31, 1995. The final potential $4,000,000 funding under the fourth mortgage loan due from the financial institution on June 30, 1992 was not received. The lender refused to provide the final funding under the fourth mortgage loan due to a failure by the O&Y partners to satisfy certain reporting requirements of 245 Park under the second, third and fourth mortgage loan agreements, which constitutes a non-monetary default under such agreements. The proceeds of this loan have been used to pay down a loan from an affiliate of the O&Y partners and to reimburse the affiliate for annual advances made to 245 Park for the Partnership's share of the economic benefits of the Bear Stearns lease as further discussed below. In the fourth quarter of 1994, 245 Park began recording the accrual of interest on these junior mortgage loans at default rates (ranging from 11.8% to 14% per annum) due to the maturity of these junior mortgage loans.

     The Partnership has been notified that the junior mortgage loans secured by the investment property as described below, are in default due to non-compliance with certain lender financial reporting requirements and have since matured as of October 1994. However, 245 Park has continued to make and the lender has continued to accept monthly payments of interest in the same amount that were payable prior to October 1994. As of the date of this Report, the holder of the junior mortgage loans has not, to the knowledge of the Partnership, attempted to exercise its remedies against the joint venture's property.

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


     In March 1987, 245 Park and 245 Lease Co. entered into a lease with a new tenant, Bear Stearns Companies, Inc., for the 538,000 square feet of space in the building which had been vacated in 1986. The new lease commenced in May 1987 and has an initial term extending until December 2002, with five renewal options for up to a total of 25 additional years. Annual base rent, which commenced in January 1988 concurrent with tenant occupancy, is payable at the rates of $35 per square foot through 1992, $51 per square foot through 1997 and $56 per square foot through 2002. Annual base rent payable for each of the option periods will be the greater of the then existing annual base rent or 85% of the market rate then in effect. During the entire lease term, the tenant is also obligated to pay certain electricity charges and its proportionate share of increases in the operating costs of the building (including real estate taxes) over those generally incurred in 1987.

     In connection with the execution of this lease, the Partnership and the O&Y partners agreed upon the division of the economic benefits and costs of this lease among the Partnership and the O&Y partners. The Partnership was entitled to participate in the economic benefits of this lease by receiving distributions from 245 Park of $4,000,000 per year through June 30, 1992 as its share of the remaining incremental net rents from the lease after payment of the interest expense referred to below. Subsequent to June 1992, cash flow from net rents and related income under the lease are allocable to the Partnership and the O&Y partners in accordance with the terms of the existing joint venture agreement. The final distribution of $1,000,000 due to the Partnership on June 30, 1992 relating to this agreement was received during the third quarter of 1992.

     The Partnership participates in a portion of the costs of this lease as the costs have been financed by 245 Park. Such costs were approximately $60,000,000, consisting of estimated costs associated with re-leasing the tenant space (including estimated tenant improvement costs), expenses related to termination of the prior tenants' leases and the new tenant's vacating its space in another building and accrued interest through September 1993. A portion of these costs have been financed by capital contributed by the O&Y partners, for which they are entitled to a priority distribution estimated to be approximately $30,100,000 (including accrued interest, at 9% per annum through March 1995, on the contributed capital) from net annual cash flow or sale or refinancing proceeds, as described above. In addition, as of March 31, 1995, approximately $9,290,000 of these costs had been financed by a non-recourse loan from an affiliate of the O&Y partners at an interest rate not to exceed 9% per annum and $25,000,000 of the costs had been financed by a third party lender at an interest rate of 9% per annum pursuant to the fourth mortgage loan described above. Through March 1995, interest on such capital contributed by the O&Y partners and on the non-recourse loan from their affiliate has accrued and has been added to principal. Payments on the fourth mortgage loan were interest only until maturity in October 1994 when the entire principal balance was due and payable. However, the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing in October 1994. Payments on the loan from an affiliate of the O&Y partners are interest only until the earlier of a sale or refinancing of the property, if proceeds are available for repayment of the loan, or December 31, 2002, at which time the outstanding balance becomes payable.

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


     The holder of the first mortgage loan secured by 245 Park's property agreed to extend the originally scheduled maturity date of the loan from October 1, 1993 until January 1, 1994. 245 Park has entered into an agreement with the lender to further modify and extend the loan for the amount of the current outstanding principal balance plus accrued and unpaid interest at a default rate of 18% per annum from October 1, 1993 through the loan closing date, with a new interest rate from the loan closing date for a five year term. The agreement provides that the new interest rate will be based on the mortgage equivalent of U.S. Treasury securities maturing on or about five years from the date of closing plus 3% per annum.

Monthly payments of principal and interest will be required during the loan extension period based upon a 30-year amortization schedule. Under the terms of the agreement, 245 Park will be required to make monthly deposits of specified amounts in escrow for real estate taxes and leasing and other capital costs. 245 Park has paid $8 million to the lender to be applied to accrued interest on the loan and has paid approximately $10.4 million into the real estate tax escrow. In addition, 245 Park will be required to pay the lender an extension fee of $2 million upon closing of the transaction. Subject to certain conditions, the lender has agreed to waive payment of a portion of the interest that accrues on the loan at the default rate prior to closing the transaction. Closing of the transaction is scheduled to occur by July 31, 1995 (subject to extension under certain circumstances). Closing of the transaction is subject to the execution and delivery of final documentation as well as certain other conditions, including certain third party approvals, and there is no assurance that the transaction will be completed. 245 Park has continued to make, and the lender has continued to accept, monthly payments of principal and interest in the same amount that were payable prior to October 1, 1993 and the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing on January 1, 1994. If 245 Park is successful in obtaining the modification and an extension of the first mortgage loan, it also expects to seek a similar extension of the October, 1994 maturity dates of the junior mortgage loans. There can be no assurance that 245 Park will be able to reach a final agreement for any such modifications and extensions of any of its mortgage indebtedness. If 245 Park is able to obtain modifications and extensions of each mortgage loan, it is expected that the interest rates applicable to the loans during the extension period would be no greater than that in effect for the modified first mortgage loan. Although the property has significant cash reserves at March 31, 1995, due to property cash needs and venture partner priority claims, it is not expected that any of this cash would be distributable to the Partnership.

     If 245 Park's efforts to extend any of its existing mortgage loans, with an aggregate principal balance of approximately $385,647,000 at March 31, 1995, are unsuccessful, there is the possibility that 245 Park would no longer be able to maintain an ownership interest in the property, as the mortgage lenders may seek to acquire title to the property. This would result in the recognition of a substantial net gain to the Limited Partners for Federal income tax purposes, without any corresponding cash distribution. In such event, the Partnership would then proceed to terminate its affairs.

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


(3)  BANK OBLIGATIONS AND DEMAND NOTES PAYABLE

     (a) Bank obligations and demand note payable consist of the following at March 31, 1995 and December 31, 1994:

                                    MARCH 31, DECEMBER 31,
                                      1995       1994
                                 --------------------------
Bank note payable (term loan) bearing
 interest at a variable rate related
 to LIBOR (8.75% per annum at
 March 31, 1995); secured by
 the Partnership's interest in
 245 Park; guaranteed by JMB;
 principal and interest payable
 in quarterly installments until
 December 1998 (principal in the
 amount of $2,500,000 per annum
 in 1994 and $4,375,000 per annum
 thereafter) when the  remaining
 amount is due; obtained in 1993
 (see note 3(b)) . . . . . . . . . . .$16,771,00018,749,000

Bank note payable (term loan)
 bearing interest at 2% per annum;
 secured by the Partnership's interest
 in 245 Park; no payments until
 December 1998 when the entire
 principal amount and accrued
 compounded interest are due;
 obtained in 1993 (see note 3(b)). . .25,000,000 25,000,000

Bank note payable (term loan) bearing
 interest at 2% per annum; secured by
 the Partnership's interest in 245 Park;
 no payments until December 1998 when
 the entire principal amount and accrued
 compounded interest are due; obtained
 in 1993 (see note 3(b)) . . . . . . . 2,194,631  2,194,631

Demand note payable bearing
  interest at prime plus 1%
  (10.0% per annum at March 31,
  1995); advanced by JMB;
  maximum principal sum of a
  specified amount related to
  JMB's guaranty of a portion
  of the bank term loans;
  subordinate to full payment
  of the Partnership's bank term
  loan bearing interest at variable
  rate related to LIBOR (8.75%
  per annum at March 31, 1995)
  (see note 3(b)). . . . . . . . . . . 9,843,492  8,182,092
                                     ----------- ----------

                                     $52,809,123 54,125,723
                                     =========== ==========

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


     (b)  Debt Refinancing

     The Partnership and its lender reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. The current term loans (note 3(a)) are secured by the Partnership's interest in 245 Park, and $25,000,000 of the term loans is guaranteed by JMB. The terms of the modification and extension generally provide for (i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans will accrue at an annual rate of 2%; (iii) one-half of the principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") is subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 has been converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB) which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable currently for the period September through December 1993. Any payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans will be treated as advances to the Partnership. Interest will accrue on these advances at the annual rate of prime plus 1% (10.0% at March 31, 1995). As of March 31, 1995, JMB has advanced approximately $9,843,000 evidenced by a demand note, which reflects the principal and interest payments made through March 31, 1995. The outstanding principal and accrued interest ($817,000 accrued at March 31, 1995) on the LIBOR Note remains guaranteed by JMB. The demand note payable to JMB allows a maximum principal sum of a specified amount and is subordinate to payment of the LIBOR Note.


(4)  TRANSACTIONS WITH AFFILIATES

     The General Partners or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the General Partners and their affiliates are also entitled to reimbursements for legal, accounting and certain other services.

     Fees and reimbursable expenses paid or payable by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                  Unpaid at
                                                   March 31,
                                1995      1994       1995
                               ------    -----    ----------

Reimbursement (at cost)
 for legal services. . . .     $1,853       --       12,467
Reimbursement (at cost)
 for accounting
 services. . . . . . . . .      3,918       --       35,122
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . .        185        75         260
                               ------       ---      ------

                               $5,956        75      47,849
                               ======       ===      ======

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONCLUDED


     All above amounts currently payable to the General Partners and their affiliates do not bear interest.

     Repayment of the LIBOR portion of the Partnership's long-term bank obligations ($16,771,000 at March 31, 1995) is guaranteed by JMB and is being funded by the proceeds of a demand note from JMB bearing interest at the prime rate plus 1% per annum (note 3).


(5)  UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for 245 Park for the three months ended March 31, 1995 and 1994 is as follows:

                                 1995       1994
                             -----------   ----------

          Total income . . . .$24,720,550   29,252,842
                             ===========    ==========

          Operating earnings
            (loss) . . . . . .$(2,258,308)   7,897,637
                             ===========    ==========

          Partnership's share of
            earnings (loss). .$(1,089,633)   3,810,610
                             ===========    ==========


(6)  ADJUSTMENTS

  In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 2) have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     As the lenders of the first mortgage and subordinated debt have placed the Partnership in default due to non-payment of principal balances upon maturity, substantial doubt as to the Partnership's ability to continue as a going concern exists at March 31, 1995. Although, 245 Park entered into an agreement with the first mortgage lender to modify and extend the first mortgage loan, the agreement is subject to certain conditions and there can be no assurance that 245 Park will be able to reach a final agreement.

     At March 31, 1995, the Partnership had no cash or cash equivalents. Additionally, the Partnership had a bank overdraft of approximately $860,000. Subsequent to March 31, 1995, JMB advanced an additional $861,000 to the Partnership evidenced by its demand note. A portion of these advances were used to fund the bank overdraft.

     Commencing in June 1989 through the earlier of December 1993 or the date on which the annual net cash flow (as defined) of 245 Park is at least $16,500,000, the O&Y partners were obligated to loan certain amounts (in the maximum amount of $72,500,000 at a prime rate of interest) to 245 Park sufficient to cover operating deficits, reserve requirements and certain capital expenditures of 245 Park and to pay the Partnership and the affiliates (the "O&Y partners") of Olympia & York Developments, Ltd., who are partners in 245 Park, their "minimum return" (as defined). The O&Y partners have loaned 245 Park amounts aggregating $77,586,000 (net of repayments) as of March 31, 1995 which amount includes $8,000 (net of repayments) loaned for the three months ended March 31, 1995 for interest accruing on the advances. Under the terms of the joint venture agreement, the Partnership is obligated to contribute to 245 Park its share (approximately 48.25%) of any operating expenses, reserve requirements and capital expenditures, including interest on the O&Y partners' loans, to the extent not covered by cash flow from the property or additional loans from the O&Y partners. The principal and any unpaid interest on the O&Y partner loans will be due and payable on June 1, 2004, subject to earlier repayment out of available net cash flow or the net proceeds of a refinancing, sale or other disposition of the property as described in Note 2.

     Since the Partnership has not been receiving operating cash flow distributions from the property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership elected to suspend cash distributions to the Partners and retain funds for the cash requirements and capital expenditures for the property (if not funded by O&Y partners' loans). These reserves have been exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. In this regard, the Partnership and its bank lender reached a modification and extension agreement for the $50,000,000 term loans that matured in October 1993. These term loans are secured by the Partnership's interest in 245 Park, and $25,000,000 of the term loans is guaranteed by JMB Realty Corporation, an affiliate of the Corporate General Partner ("JMB"). The terms of the modification and extension generally provide for
(i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans will accrue at an annual rate of 2%; (iii) one-half of the principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") is subject to periodic amortization through payment of quarterly installments of principal and interest (principal in the amount of $2,500,000 per annum in 1994 and $4,375,000 per annum thereafter); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 has been converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable currently for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable currently for the period January through December 1994. An additional $1,249,000 and $729,000 was paid in January through March, 1995, respectively. Any payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans are advances to the Partnership. As of March 31, 1995, JMB has advanced approximately $9,843,000 evidenced by a demand note, which reflects the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime (9.0% at March 31, 1995) plus 1%. The outstanding principal and interest on the LIBOR Note remains guaranteed by JMB. The demand note payable to JMB allows a maximum principal sum of a specified amount related to JMB's guaranty of a portion of the bank term loans and is subordinate to payment of the LIBOR Note. Reference is made to Note 3 for further information concerning borrowings incurred by the Partnership.

     245 Park is currently pursuing an extension and modification of the mortgage loans secured by the property in the aggregate principal amount of approximately $385,647,000 at March 31, 1995. The holder of the first mortgage loan secured by 245 Park's property, which has a current outstanding principal balance of approximately $193,147,000 at March 31, 1995, agreed to extend the originally scheduled maturity date of the loan from October 1, 1993 until January 1, 1994. 245 Park has entered into an agreement with the lender to further modify and extend the loan for the amount of the current outstanding principal balance plus accrued and unpaid interest at a default rate of 18% per annum from October 1, 1993 through the loan closing date, with a new interest rate from the loan closing date for a five year term. The agreement provides that the new interest rate will be based on the mortgage equivalent of U.S. Treasury securities maturing on or about five years from the date of closing plus 3% per annum.

Monthly payments of principal and interest will be required during the loan extension period based upon a 30-year amortization schedule. Under the terms of the agreement, 245 Park will be required to make monthly deposits of specified amounts in escrow for real estate taxes and leasing and other capital costs. 245 Park has paid $8 million to the lender to be applied to accrued interest on the loan and has paid approximately $10.4 million into the real estate tax escrow. In addition, 245 Park will be required to pay the lender an extension fee of $2 million upon closing of the transaction. Subject to certain conditions, the lender has agreed to waive payment of a portion of the interest that accrues on the loan at the default rate prior to closing the transaction. Closing of the transaction is scheduled to occur by July 31, 1995 (subject to extension under certain circumstances). Closing of the transaction is subject to the execution and delivery of final documentation as well as certain other conditions, including certain third party approvals, and there is no assurance that the transaction will be completed. 245 Park has continued to make, and the lender has continued to accept, monthly payments of principal and interest in the same amount that were payable prior to October 1, 1993 and the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing on January 1, 1994. If 245 Park is successful in obtaining an extension of the first mortgage loan modification, it also expects to seek a similar extension of the maturity dates of the junior mortgage loans, which have a current aggregate principal balance of $192,500,000 and matured on October 1, 1994. As of the date of this Report, the holder of the junior mortgage loans has not, to the knowledge of the Partnership, attempted to exercise its remedies against 245 Park's property. Interest is currently accruing at default rates ranging from 11.88% to 14% per annum. 245 Park has continued to make and the holder of the junior loans has continued to accept monthly payments of interest in the same amount that were payable prior to October 1994, the maturity date for the junior mortgage loans. There can be no assurance that 245 Park will be able to reach a final agreement for any such modifications and extensions of any of its mortgage indebtedness. If 245 Park is able to obtain modifications and extensions of each mortgage loan, it is expected that the interest rates applicable to the loans during the extension period would be no greater than that in effect for the modified first mortgage loan.

     If 245 Park's efforts to extend its mortgage loans are unsuccessful, 245 Park may not be able to maintain ownership of the property as the lenders may seek to acquire title to the property. This would result in the recognition of substantial net gain to the Limited Partners for financial reporting and Federal income tax purposes without any corresponding cash distribution. In such event, the Partnership would then proceed to terminate its affairs.

     Even if 245 Park is successful in obtaining extensions and modifications of its mortgage loans, due to the competitive market conditions affecting the 245 Park Avenue building, it currently appears that the Partnership's goal of capital appreciation will not be achieved. If the 245 Park Avenue building is sold and a distribution of net proceeds is made to the Partnership after repayment of the mortgage loans and amounts owed to the O&Y partners and their affiliates, the bank term loans and the demand note payable to JMB plus all related accrued interest (totalling $54,434,000 at March 31, 1995) must be satisfied before remaining proceeds, if any, would be distributed to the Limited Partners. Without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

     Assuming, among other things, an extension of the existing mortgage loans, the investment property is expected to have positive cash flow during 1995 after mortgage debt service and estimated releasing and capital improvement costs of approximately $3,142,000. The Partnership's short-term liquidity to pay principal and interest payments due under the LIBOR
Note is dependent upon additional advances from JMB under the demand note discussed above. The primary source of the Partnership's liquidity is dependent upon the refinancing and/or eventual sale of the Partnership's investment property. Although 245 Park has significant cash reserves at March 31, 1995, due to property cash needs and the O & Y partners' claims, it is not expected that any cash would be distributable to the Partnership.


     The competitive market conditions in New York City have had a significant adverse impact on the effective rental rates achieved on new leases, which has in turn impacted the operating performance of 245 Park. These conditions have resulted from new office building development since the Partnership's acquisition of its interest in the building, as well as from increased vacancy due to the severe downsizing of most of the major financial services companies which dominate the New York office markets. Although it appears that rental rates may have stabilized in the Midtown market somewhat in 1994, no rental rate decreases are expected in the near term. Despite re-leasing a substantial amount of space during the past few years, the net operating income from the building reflects the reduced effective rental rates on such new leases VIS A VIS the effective rental rates for the leases that expired or otherwise terminated. This decrease has partially offset the increase in annual base rent for a majority of the Bear Stearns space. In addition, there have been higher costs on a cumulative basis than originally anticipated associated with re-leasing all of this space, primarily because of the costs incurred (which are currently approximately $18 per square foot) to remove asbestos-containing materials to comply with current New York City code requirements adopted after the Partnership acquired its interest in the building. A substantial portion of the asbestos removal work has been completed.

     There are certain risks and uncertainties associated with the Partnership's investment made through the joint venture, including the possibility that the O&Y partners might become unable or unwilling to fulfill their financial or other obligations, or that the O&Y partners may have economic or business interests or goals that are inconsistent with those of the Partnership. O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States (New York City) and Canada (Toronto) and similar proceedings in England. The O&Y partners have not been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. The Partnership has been unable to assess and cannot presently determine to what extent these matters may adversely affect the willingness or ability of the O&Y partners to meet their financial and other obligations, including those to the Partnership and the joint venture. However, the financial difficulties of O&Y and its affiliates as well as the pledge by the O&Y partners of their interests in 245 Park discussed below, appear to be adversely affecting 245 Park's efforts both to refinance its mortgage loans and to re-lease vacant space in the building.

     The O&Y partners have granted security interests in their interests in 245 Park to a syndicate of banks in order to secure certain loan obligations of certain O&Y affiliates. In August 1992, the Partnership received notice from the lead bank of the syndicate alleging that such O&Y affiliates were in default under these loan obligations and directing that all payments and distributions due to the O&Y partners from 245 Park be delivered to the lead bank. As of the date of this report, the lenders have not, to the knowledge of the Partnership, attempted to realize upon the O&Y partners' interests in 245 Park. According to published reports, an investor group purchased participation in these obligations from the original syndicate of banks. At this point, the Partnership does not know to what extent it would be affected by this change in ownership of the loan obligations or by the lenders' pursuing their remedies with respect to the O&Y partners' interests in 245 Park, which they hold as collateral.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 are primarily attributable to the operations of the real property owned by the Partnership through the joint venture as described in Note 2.

     The increase in bank overdrafts as of March 31, 1995 as compared to December 31, 1994 is primarily due to the temporary financing of operating costs, including the payment of principal and interest on the LIBOR Note.

     The increases in accrued interest, demand notes payable, and the decrease in bank obligations payable as of March 31, 1995 as compared to December 31, 1994 are due to the payment of principal and interest due on the LIBOR Note out of advances under the demand note payable to JMB and interest accruals on such advances as discussed above.

     The increase in accounts payable is due to the timing of the payment of operating costs due to the Partnership's short-term liquidity problems as discussed above.

     The increase in amounts due to affiliates as of March 31, 1995 as compared to December 31, 1994 is primarily due to continued deferral of expense reimbursements for legal and accounting services and out-of-pocket costs owed to affiliates of the General Partners.

     The decrease in mortgage interest for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the principal paydowns on the term loan guaranteed by JMB Realty Corporation (Note 3(b)).

     The increase in the Partnership's share of loss from operations of unconsolidated venture for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the recognition in 1995 of interest expense at default rates on the 245 Park's mortgage loans at rates ranging from 11.88% to 18% per annum. While interest is recognized at default rates for financial reporting purposes, interest on the mortgage loans is being paid at the rates in effect prior to the maturity of the loans at rates ranging from 9% to 13% per annum. Additionally, revenue of approximately $4,650,000 was recognized in the first quarter of 1994 due to a lease termination fee paid by National Commerce Bank.




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     245 Park's first mortgage loan in the approximate principal amount of $194,000,000 had an extended maturity date of January 1, 1994. 245 Park did not repay the principal and accrued interest on the loan, but is currently seeking a modification and extension of the loan. 245 Park has continued to make, and the lender has continued to accept, monthly payments of principal and interest in the same amount that were payable prior to its original maturity date, October 31, 1993. 245 Park continues to negotiate a further modification and extension of its first mortgage loan. Reference is made to Note 2 and to the Liquidity and Capital Resources contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report for a discussion of the first mortgage loan and 245 Park's efforts to obtain a modification and extension.

     The Partnership had been notified that the junior mortgage loans in the aggregate principal amount of approximately $192,500,000, secured by the 245 Park Avenue office building are in default due to non-compliance with certain lender financial reporting requirements and have since matured in October 1994. However, 245 Park has continued to make, and the lender has continued to accept, monthly payments of interest that were payable prior to October 1994. As of the date of this Report, the holder of the junior mortgage loans has not, to the knowledge of the Partnership, attempted to exercise its remedies against the property.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY


     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property:

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----

245 Park Avenue
  New York, New York . .        95%      95%      95%       95%    95%


</table.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          3-A. Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated by reference to Exhibit 3 to the Partnership's Form 10-K Report for December 31, 1992 (File No. 0-13545) filed on March 19, 1993.

          3-B. Amendment to the Amended and Restated Agreement of
Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between
JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is filed herewith.

          4-A. Second Mortgage Note and related agreements between Canadian Imperial Bank of Commerce and 245 Park Avenue Company is hereby incorporated by reference to Exhibit 4-A to the Partnership's Registration
Statement on Form 10 (as amended) of the Securities Exchange Act of 1934
(File No. 0-13545) filed on April 29, 1985.

          4-B. Loan agreement dated June 27, 1984 between JMB/245 Park
Avenue Associates and Continental Illinois National Bank and Trust Company of Chicago is hereby incorporated by reference to Exhibit 4-B to the Partnership's Registration Statement on Form 10 (as amended) of the
Securities Exchange Act of 1934 (File No. 0-13545) filed on April 29, 1985.

          4-C. Promissory Notes dated December 30, 1983 between JMB/245
Park Avenue Associates and Continental Illinois National Bank and Trust
Company of Chicago is hereby incorporated by reference to Exhibit 4-C to the Partnership's Registration Statement on Form 10 (as amended) of the
Securities Exchange Act of 1934 (File No. 0-13545) filed on April 29, 1985.

          4-D. $173,196,124.20 Mortgage Note dated September 28, 1983 between Aetna Life Insurance Company and O&Y Equity Corporation is hereby incorporated by reference to Exhibit 4-D to the Partnership's Registration
Statement on Form 10 (as amended) of the Securities Exchange Act of 1934
(File No. 0-13545) filed on April 29, 1985.

          4-E. $20,000,000 Mortgage Note dated September 28, 1983 between Aetna Life Insurance Company and O&Y Equity Corporation is hereby incorporated by reference to Exhibit 4-E to the Partnership's Registration
Statement on Form 10 (as amended) of the Securities Exchange Act of 1934
(File No. 0-13545) filed on April 29, 1985.

          4-F. Consolidation and Extension Agreement dated September
28, 1983 between Olympia and York Estates Company, O&Y Equity Corporation and Aetna Life Insurance Company is hereby incorporated by reference to
Exhibit 4-F to the Partnership's Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File No. 0-13545) filed on
April 29, 1985.

          4-G. $20,000,000 refinanced Mortgage Note and Agreement dated
September 7, 1989 between Dai-Ichi Kangyo Bank and 245 Park Avenue Company is hereby incorporated by reference to Exhibit 4-G to the Partnership's
Form 10-K Report for December 31, 1989 (File No. 0-13545) filed on March
28, 1990.

          4-H. $17,000,000 Mortgage Note dated September 7, 1989 between Dai-Ichi Kangyo Bank and 245 Park Avenue Company is hereby incorporated by reference to Exhibit 4-H to the Partnership's Form 10-K
Report for December 31, 1989 (File No. 0-13545) filed on March 28, 1990.

          4-I. $4,000,000 Mortgage Note representing the $4,000,000 draw made in June 1990 is hereby incorporated by reference to Exhibit 4-I to the Partnership's Form 10-K Report for December 31, 1989 (File No. 0-
13545) filed on March 28, 1990.

          4-J. $4,000,000 Mortgage Note representing the $4,000,000 draw made in June 1991 is hereby incorporated by reference to Exhibit 4-J to the Partnership's Form 10-K Report for December 31, 1991 (File No. 0-
13545) filed on March 27, 1992.

          4-K. $17,000,000 Loan Agreement dated September 7, 1989 between 245 Park Avenue Company and Dai-Ichi Kangyo Bank is hereby incorporated by reference to Exhibit 4-K to the Partnership's Form 10-K
Report for December 31, 1992 (File No. 0-13545) filed on March 19, 1993.

          4-L. $4,000,000 Loan Agreement dated July 3, 1990 between 245
Park Avenue Company and Dai-Ichi Kangyo Bank is hereby incorporated by reference to Exhibit 4-L to the Partnership's Form 10-K Report for December
31, 1992 (File No. 0-13545) filed on March 19, 1993.

          4-M. Assignment of $147,500,000 mortgage dated September 7,
1989 between Canadian Imperial Bank of Commerce and Dai-Ichi Kangyo Bank,
Ltd. is hereby incorporated by reference to Exhibit 4-M to the Partnership's Form 10-K Report for December 31, 1992 (File No. 0-13545) filed on March 19, 1993.

          4-N. Amended guaranty agreement dated April 15, 1991 between
JMB/245 Park Avenue Associates and Continental Bank N.A. (formerly,
Continental Illinois National Bank and Trust Company of Chicago) is hereby incorporated by reference to Exhibit 4-N to the Partnership's Form 10-K
Report for December 31, 1992 (File No. 0-13545) filed on March 19, 1993.

          4-O. $25,000,000 Guaranteed Promissory Note and related documents dated December 31, 1993 between JMB/245 Park Avenue Associates and Continental Bank are hereby incorporated by reference to Exhibit 4-O to the Partnership's Form 10-K report for December 31, 1993 (File No. 0-13545) filed on March 25, 1994.

          4-P. $25,000,000 Fixed Rate Promissory Note and related documents dated December 31, 1993 between JMB/245 Park Avenue Associates and Continental Bank are hereby incorporated by reference to Exhibit 4-P to the Partnership's Form 10-K report for December 31, 1993 (File No. 0-13545) filed on March 25, 1994.

          4-Q. $2,194,631.25 Interest Exchange Agreement Promissory
Note and related documents dated December 31, 1993 between JMB/245 Park
Avenue Associates and Continental Bank are hereby incorporated by reference to Exhibit 4-Q to the Partnership's Form 10-K report for December 31, 1993
(File No. 0-13545) filed on March 25, 1994.

          4-R. Subordinated Demand Note dated December 31, 1993 between
JMB/245 Park Avenue and JMB Realty Corporation is hereby incorporated by reference to Exhibit 4-R to the Partnership's Form 10-K report for December
31, 1993 (File No. 0-13545) filed on March 25, 1994.

          4-S. Letter of Commitment dated August 3, 1994 from Aetna and
245 Park Company detailing proposed terms to refinance the first mortgage loan hereby incorporated by reference to Exhibit 4-S to the Partnership's
Form 10-K report for December 31, 1994 (File No. 0-13545) filed on March
27, 1995.

          10-A.Acquisition documents dated December 29, 1983 relating to the purchase by the Partnership of an interest in the American Brands
Building in New York, New York is hereby incorporated by reference to
Exhibit 10-A to the Partnership's Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File No. 0-13545) filed on
April 29, 1985.

          10-B.Agreement dated December 29, 1983 between 245 Park
Avenue Company and O&Y Management Corporation relating to the management of the American Brands Building in New York, New York is hereby incorporated by reference to Exhibit 10-B to the Partnership's Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File No. 0-
13545) filed on April 29, 1985.

          10-C.Pledge and Security Agreements dated June 27, 1984 between JMB/245 Park Avenue Associates and JMB Realty Corporation and
Continental Illinois National Bank and Trust Company relating to guarantees of Limited Partnership contributions by the Limited Partners is hereby incorporated by reference to Exhibit 10-C to the Partnership's Registration
Statement on Form 10 (as amended) of the Securities Exchange Act of 1934
(File No. 0-13545) filed on April 29, 1985.

          10-D.Financial Guarantee Bond date June 17, 1984 between JMB
Realty Corporation and JMB/245 Park Avenue Associates is hereby incorporated by reference to Exhibit 10-D to the Partnership's Registration
Statement on Form 10 (as amended) of the Securities Exchange Act of 1934
(File No. 0-13545) filed on April 29, 1985.

          10-E.Lease Agreement between Olympia and York 245 Lease
Company and 245 Park Avenue Company and Bear Stearns Companies, Inc. dated
March 6, 1987 is hereby incorporated by reference to Exhibit 10-E to the Partnership's Form 10-K Report for December 31, 1988 (File No. 0-13545) filed on March 27, 1989.

          10-F.Side letter agreement dated March 6, 1987 between Olympia & York 245 Lease Company, 245 Park Avenue Company and JMB/245 Park
Avenue Associates, Ltd. relating to the division of economic benefits and costs of the Bear Stearns Companies, Inc. lease is hereby incorporated by reference to Exhibit 10-F to the Partnership's Form 10-K Report for
December 31, 1992 (File No. 0-13545) filed on March 19, 1993.

          27.  Financial Data Schedule

          (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   JMB/245 PARK AVENUE ASSOCIATES, LTD.

                   BY:  JMB Park Avenue, Inc.
                        Corporate General Partner




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Vice President
                   Date:May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:May 11, 1995


