Form 10-Q/A
period 1995-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1995-05-22
CIK 747159

May 17, 1995


U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312

Re:    JMB/245 Park Avenue Associates, Ltd.
       Commission File No. 0-13545
       Form 10Q/A


Gentlemen:

Enclosed, for the above-captioned registrant, is the electronically filed copy of registrant's current report on Form 10Q/A dated May 17, 1995.

Thank you.

Very truly yours,

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:    JMB Park Avenue, Inc.
       Corporate General Partner




       By: C. SCOTT NELSON
           ________________________________
           C. Scott Nelson, Vice President
           Accounting Officer

CSN:jo
Enclosures

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10Q/A


                        AMENDMENT NO. 1

       Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934




             JMB/245 PARK AVENUE ASSOCIATES, LTD.
    (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following sections of its Report for March 31, 1995 on Form 10Q as set forth in the pages attached hereto:

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                          PAGES 22-24

                           EXHIBITS



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         JMB/245 PARK AVENUE ASSOCIATES, LTD.

                         BY:  JMB Park Avenue Inc.
                              Corporate General Partner


                              C. SCOTT NELSON
                              ----------------
                              C. Scott Nelson, Vice President
                              Accounting Officer

Dated:  May 17, 1995

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

          4-G. $20,000,000 refinanced Mortgage Note and Agreement dated September 7, 1989 between Dai-Ichi Kangyo Bank and 245 Park Avenue Company is hereby incorporated by reference to Exhibit 4-G to the Partnership's Form 10-K Report for December 31, 1989 (File No. 0-13545) filed on March 28, 1990.
          4-H. $17,000,000 Mortgage Note dated September 7, 1989 between Dai-Ichi Kangyo Bank and 245 Park Avenue Company is hereby incorporated by reference to Exhibit 4-H to the Partnership's Form 10-K Report for December 31, 1989 (File No. 0-13545) filed on March 28, 1990.

          4-I. $4,000,000 Mortgage Note representing the $4,000,000 draw made in June 1990 is hereby incorporated by reference to Exhibit 4-I to the Partnership's Form 10-K Report for December 31, 1989 (File No. 0-13545) filed on March 28, 1990.

          4-J. $4,000,000 Mortgage Note representing the $4,000,000 draw made in June 1991 is hereby incorporated by reference to Exhibit 4-J to the Partnership's Form 10-K Report for December 31, 1991 (File No. 0-13545) filed on March 27, 1992.

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

          4-T. Letter Agreement dated April 6, 1995 from Aetna to 245 Park Avenue Company pertaining to the modification and extension of the first mortgage loan is filed herewith.

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