Form 10-Q/A
period 1995-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1995-09-15
CIK 747159

September 11, 1995




U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312


Re:     JMB/245 Park Avenue Associates, Ltd.
        Commission File No. 0-13545
        Form 10Q/A


Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q/A which amends Form 10-Q filed for the quarter ended June 30, 1995.

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


                             FORM 10-Q/A


                           AMENDMENT NO. 1


          Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934




                JMB/245 PARK AVENUE ASSOCIATES, LTD.
       (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following sections of its Report for June 30, 1995 on Form 10-Q as set forth in the pages attached hereto:


                   PART I.  FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS
                    NOTES TO FINANCIAL STATEMENTS

PAGES 7 through 15



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         PAGES 16 through 20



                EXHIBIT 27.  FINANCIAL DATA SCHEDULE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           JMB/245 PARK AVENUE ASSOCIATES, LTD.

                           BY:   JMB Park Avenue Inc.
                                 Corporate General Partner


                                 C. SCOTT NELSON
                                 -------------------------------
                                 C. Scott Nelson, Vice President
                                 Accounting Officer



Dated:  September 11, 1995

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
                                          ===========  ==========

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     (b)  Debt Refinancing

     The Partnership and its lender reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. The current term loans (note 3(a)) are secured by the Partnership's interest in 245 Park, and $25,000,000 ($16,042,000 at June 30, 1995) of the term loans is guaranteed by JMB. The terms of the modification and extension generally provide for (i) an extension period through December 1998; (ii) one-half of the original principal amount of the term loans requires interest to be paid currently at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrues at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") is subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 has been converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB) which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable currently for the period September through December 1993. Any payments of principal and interest made by JMB under its guaranty of the portion of the Partnership's term loans have been treated as advances to the Partnership. Interest will accrue on these advances at the annual rate of prime plus 1% (10.0% at June 30, 1995). As of June 30, 1995, JMB has advanced approximately $10,995,000 evidenced by a demand note, which includes the principal and interest payments made through June 30, 1995. The demand note payable to JMB allows a maximum principal sum of a specified amount and is subordinate to payment of the LIBOR Note.

     In July 1995, JMB purchased from the lender the term loans discussed above (note 6).


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

     Repayment of the LIBOR portion of the Partnership's long-term bank obligations ($16,042,000 at June 30, 1995) has been guaranteed by JMB and has been funded by the proceeds of a demand note from JMB bearing interest at the prime rate plus 1% per annum. In July 1995, JMB purchased, from the lender, the term loans discussed above (note 6).


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
                                 ===========  ==========


(6)  SUBSEQUENT EVENT

   In July 1995, JMB purchased from the bank lenders the term loans and their security interests in the related collateral, which includes the Partnership's interest in 245 Park Co. and the JMB guarantee. JMB will continue to hold the notes for these loans generally under the same terms and conditions as were in effect prior to the purchase (note 3(b)). However, no scheduled interest or principal payments will be required prior to maturity on the portion of these loans which was formerly guaranteed by JMB. Interest on this portion of the loans will accrue and compound monthly at a floating rate which will be calculated in the same manner as was in effect prior to the purchase which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America Illinois. The loans remain secured by the Partnership's interest in the joint venture as noted above and continue to be subject to mandatory prepayment of principal and interest out of any distributions received by the Partnership from 245 Park.


(7)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 2) have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report. Certain parties given abbreviated names or references below are identified in the Notes.

     The mortgage loans secured by the 245 Park Avenue building have matured without repayment. Although 245 Park entered into an agreement with the first mortgage lender to modify and extend the first mortgage loan, the agreement is subject to certain conditions and there can be no assurance that 245 Park will be able to reach a final agreement to modify and extend this loan or the other mortgage loans. If 245 Park's efforts to extend any of its mortgage loans are unsuccessful, 245 Park may not be able to maintain an ownership interest in the property, as the mortgage lenders may seek to acquire title to the property. In such event, the Partnership would proceed to terminate its affairs. Accordingly, there exists substantial doubt as to the Partnership's ability to continue as a going concern.

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

     Since the Partnership has not been receiving operating cash flow distributions from the property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership elected to suspend cash distributions to the Partners and retain funds for the cash requirements and capital expenditures for the property (if not funded by O&Y partners' loans). These reserves have been exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. In this regard, the Partnership and its bank lender reached a modification and extension agreement for the $50,000,000 term loans that matured in October 1993. These term loans are secured by the Partnership's interest in 245 Park, and $25,000,000 ($16,042,000 at June 30, 1995) of the
term loans is guaranteed by JMB. The terms of the modification and extension generally provide for (i) an extension period through December 1998;
(ii) on one-half of the original principal amount of the term loans requires interest to be paid currently at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrues at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") is subject to periodic amortization through payment of quarterly installments of principal and interest (principal in the amount of $2,500,000 per annum in 1994 and $4,375,000 per annum thereafter); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 has been converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable currently for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable currently for the period January through December 1994. An additional payment of $1,249,000 and two payments of $729,000 each were paid in January through June, 1995, respectively. Any payments of principal and interest made by JMB under its guaranty of the portion of the Partnership's term loans have been treated as advances to the Partnership. As of June 30, 1995, JMB has advanced approximately $10,995,000 evidenced by a demand note, which includes the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime (9.0% at June 30, 1995) plus 1%. The demand note payable to JMB allows a maximum principal sum of a specified amount related to JMB's guaranty of a portion of the bank term loans and was subordinate to payment of the LIBOR Note. In July 1995, JMB purchased, from the lender, the term loans discussed above (Note 6). Reference is made to Note 3 for further information concerning borrowings incurred by the Partnership.

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

     The competitive market conditions in New York City have had a significant adverse impact on the effective rental rates achieved on new leases, which has in turn impacted the operating performance of 245 Park. These conditions have resulted from new office building development since the Partnership's acquisition of its interest in the building, as well as from increased vacancy due to the severe downsizing of most of the major financial services companies which dominate the New York office markets. Although it appears that rental rates may have stabilized in the Midtown market somewhat in 1994, no rental rate decreases are expected in the near term. Despite re-leasing a substantial amount of space during the past few years, the net operating income from the building reflects the reduced effective rental rates on such new leases as compared to the effective rental rates for the leases that have expired or otherwise terminated.
This decrease has partially offset the increase in annual base rent for a majority of the Bear Stearns space. In addition, there have been higher costs on a cumulative basis than originally anticipated associated with re-leasing most of this space, primarily because of the costs incurred (which are currently approximately $18 per square foot) to remove asbestos-containing materials to comply with current New York City code requirements adopted after the Partnership acquired its interest in the building. A substantial portion of the asbestos removal work has been completed.

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

     The decrease in professional services for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to reduced legal and audit fees incurred related to the operations of the 245 Park venture's property.

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