Form 10-Q
period 1995-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1995-11-14
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995  Commission file #0-13545



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

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .    15



PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities . . . . . . . . .    19

Item 5.    Other Information . . . . . . . . . . . . . . .    20

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    21

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                  JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS

                                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)


                                                 ASSETS
                                                 ------
                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1995            1994
                                                                       -------------   ------------
Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . .    $      --             --
                                                                        ------------   ------------

                                                                        $      --             --
                                                                        ============   ============

                                  JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                       BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                         ------------------------------------------------------

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1995            1994
                                                                       -------------   ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .    $     10,134         17,105
  Accounts payable to affiliates (note 4). . . . . . . . . . . . . .          50,593         33,879
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .       1,337,019        789,655
  Accrued interest payable to affiliate. . . . . . . . . . . . . . .       1,384,857        574,761
  Demand note payable to affiliate (note 3). . . . . . . . . . . . .      11,968,592      8,182,092
  Bank obligations payable - current (note 3). . . . . . . . . . . .           --         5,624,000
                                                                        ------------   ------------
          Total current liabilities. . . . . . . . . . . . . . . . .      14,751,195     15,221,492
Bank obligations payable - long-term (note 3). . . . . . . . . . . .      43,236,631     40,319,631
                                                                        ------------   ------------
Commitments and contingencies (notes 1, 2 and 3)

          Total liabilities. . . . . . . . . . . . . . . . . . . . .      57,987,826     55,541,123

Investment in unconsolidated venture, at equity
  (notes 2 and 5). . . . . . . . . . . . . . . . . . . . . . . . . .      75,034,385     71,973,130
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .        (480,000)      (480,000)
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . .     (12,990,375)   (12,659,898)
                                                                        ------------   ------------
                                                                         (13,469,375)   (13,138,898)
                                                                        ------------   ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs (note 1). . . . . .     113,057,394    113,057,394
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (7,520,000)    (7,520,000)
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . .    (225,090,230)  (219,912,749)
                                                                        ------------   ------------
                                                                        (119,552,836)  (114,375,355)
                                                                        ------------   ------------
          Total partners' capital accounts (deficits). . . . . . . .    (133,022,211)  (127,514,253)
                                                                        ------------   ------------
                                                                        $      --             --
                                                                        ============   ============

                             See accompanying notes to financial statements.

                                  JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                 -----------   ----------   -----------   ----------
Income:
  Interest income. . . . . . . . . . . . . . .   $     --           --            --           --
                                                 -----------   ----------   -----------   ----------
Expenses:
  Interest . . . . . . . . . . . . . . . . . .       804,647      651,303     2,370,251    2,284,982
  Professional services. . . . . . . . . . . .         7,545          427        35,745      143,417
  General and administrative . . . . . . . . .        11,159        1,729        40,707       24,772
                                                 -----------   ----------   -----------   ----------

                                                     823,351      653,459     2,446,703    2,453,171
                                                 -----------   ----------   -----------   ----------

          Operating loss . . . . . . . . . . .       823,351      653,459     2,446,703    2,453,171

Partnership's share of loss
  from operations of
  unconsolidated venture . . . . . . . . . . .     1,498,095    7,104,161     3,061,255    2,020,320
                                                 -----------   ----------   -----------   ----------

          Net loss . . . . . . . . . . . . . .   $ 2,321,446    7,757,620     5,507,958    4,473,491
                                                 ===========   ==========   ===========   ==========

          Net loss per limited
            partnership interest . . . . . . .   $     2,182        7,292         5,177        4,205
                                                 ===========   ==========   ===========   ==========

          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . .   $     --           --            --           --
                                                 ===========   ==========   ===========   ==========

                             See accompanying notes to financial statements.

                                  JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS

                              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(5,507,958)   (4,473,491)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of loss from operations of
      unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .     3,061,255     2,020,320
  Changes in:
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         --          385,869
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .         4,241        90,251
    Accounts payable to affiliates . . . . . . . . . . . . . . . . . . .        16,714         --
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .     1,357,460       794,473
                                                                          ------------   -----------
          Net cash used in operating activities. . . . . . . . . . . . .    (1,068,288)   (1,182,578)
                                                                          ------------   -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (11,212)      523,661
  Principal payments on bank obligations payable . . . . . . . . . . . .    (2,707,000)   (1,251,000)
  Funding of demand note payable . . . . . . . . . . . . . . . . . . . .     3,786,500     1,874,975
                                                                          ------------   -----------
          Net cash provided by financing activities. . . . . . . . . . .     1,068,288     1,147,636
                                                                          ------------   -----------
          Net decrease in cash and cash equivalents. . . . . . . . . . .  $      --          (34,942)
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $  1,012,791     1,490,509
                                                                          ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . .  $      --            --
                                                                          ============   ===========






                             See accompanying notes to financial statements.

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995 AND 1994

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                        1995                      1994
             -------------------------  ------------------------
               GAAP BASIS    TAX BASIS   GAAP BASIS    TAX BASIS
               ----------    ---------   ----------    ---------

Net loss . . . $5,507,958    5,398,957    4,473,491    3,455,897
Net loss
 per limited
 partnership
 interest. . . $    5,177        5,075        4,205        3,249
               ==========   ==========    =========   ==========

     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period (1,000). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Partnership distributions from the unconsolidated joint venture are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings.

     Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.


(2)  INVESTMENT IN UNCONSOLIDATED VENTURE - 245 PARK

     The Partnership acquired an interest in 245 Park, which owns an existing 46-story office building located at 245 Park Avenue, New York, New York. The Partnership acquired its approximate 48.25% ownership interest in 245 Park for approximately $63,927,000 from an affiliate of the joint venture partners. In addition to the Partnership, the other partners (the "O&Y partners") of 245 Park include Olympia & York 245 Park Avenue Holding

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


Company, L.P., O&Y Equity Company, L.P., and O&Y 245 Corp., all of which are affiliates of Olympia & York Developments, Limited ("O&Y"). There are certain risks and uncertainties associated with the Partnership's investment made through the joint venture, including the possibility that the O&Y partners might become unable or unwilling to fulfill their financial or other obligations, or that the O&Y partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     The O&Y partners granted security interests in their interests in 245 Park to a syndicate of banks in order to secure certain loan obligations of certain O&Y affiliates. In August, 1992, the Partnership received notice from the lead bank of the syndicate alleging that such O&Y affiliates were in default under these loan obligations and directing that all payments and distributions due to the O&Y partners from 245 Park be delivered to the lead bank. According to published reports, an investor group purchased participations in these obligations from the original syndicate of banks. In September 1995, the holder of the loan obligations issued a notice of sale of, among other things, the interests of the O&Y partners in 245 Park in an effort to realize upon the collateral for the loan obligations. In October 1995, each of the O&Y partners, as well as other O&Y affiliates, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of these bankruptcy filings, the attempted sale of the O&Y partners' interests in 245 Park was stayed.

     The O&Y partners and certain other O&Y affiliates are preparing a plan to restructure their ownership interests in various office buildings, including the 245 Park Avenue office building, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of the various creditors of the O&Y partners and other O&Y affiliates as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. Although the Partnership has had discussions with the O&Y partners and certain of the creditors concerning possible restructuring proposals, because of the preliminary status and the complexity of the proposals, as well as the current divergence in the interests of certain of the creditors, the Partnership does not know at this time how a restructuring, if effected, would affect 245 Park and/or the O&Y partners' and the Partnership's respective interests therein.

     Pursuant to the 245 Park venture agreement, the Partnership has made capital contributions aggregating $18,100,000. To the extent such contributions were not sufficient to fund operating deficits, debt service, reserve requirements and certain capital expenditures, the O&Y partners were obligated and did contribute the amount of such deficiencies through May 1989. Commencing in June 1989 through the earlier of December 1993 or the date on which the annual net cash flow (as defined) of the joint venture is at least $16,500,000, the O&Y partners were obligated to loan certain amounts (in the maximum amount of $72,500,000 at a prime rate of interest, 8.75% at September 30, 1995) to 245 Park sufficient to cover operating deficits, reserve requirements and certain capital expenditures of the joint venture and to pay the Partnership and the O&Y partners their "minimum return" (as defined). The O&Y partners have loaned 245 Park amounts aggregating $80,213,000 (net of repayments) on a cumulative basis as of September 30, 1995, which amount includes $2,636,000 (net of repayments) loaned for the nine months ended September 30, 1995 for interest accruing on these advances. The loans from the O&Y partners currently exceed the maximum amount required under the terms of the joint venture agreement. Under the terms of the joint venture agreement, the Partnership is obligated to contribute to 245 Park its share (approximately 48.25%) of any operating expenses, reserve requirements and capital expenditures, including interest on the O&Y partners' loans, to the extent

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


not covered by cash flow from the property or any additional loans from the O&Y partners. The principal and any unpaid interest on the O&Y partner loans will be due and payable on June 1, 2004, subject to earlier repayment out of available net cash flow or the net proceeds of a refinancing, sale or other disposition of the property as described below.

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

     Net sale or refinancing proceeds (after repayment of any loans and the priority distributions and accrued interest to the O&Y partners as described below) are generally allocable or distributable, as the case may be, to the Partnership and the O&Y partners in their respective ownership ratios. In general, profits from the sale or other disposition of the office property will be allocated first to the venture partners with any negative balances in their capital accounts up to the amount of such negative balances and then in accordance with the respective ownership ratios of the venture partners. Losses from the sale or other disposition of the office property will generally be allocated first to the venture partners with any positive balances in their capital accounts up to the amount of such positive balances and then in accordance with the respective ownership ratios of the venture partners. Losses attributable to the New York State Gains Tax payable as a result of sale or other transfer of the office property are allocable among the venture partners in the same proportion as their contributions for payment of the tax. In general, the Partnership will only contribute for the payment of such tax with respect to proceeds from the sale or other transfer of the office property in excess of $500,000,000 plus the value of certain improvements.

     The office building is being managed by an affiliate of the O&Y partners for a management fee equal to 1% of gross receipts. In addition, certain repairs and maintenance and tenant improvement work is performed by an affiliate of the O&Y partners.

     On September 7, 1989, 245 Park refinanced the $20,000,000 second mortgage note. The remaining first mortgage note continues in place. The third mortgage note was also refinanced by a financial institution in the same principal amount as the original note ($147,500,000). Also on September 7, 1989, 245 Park obtained an additional loan in the maximum principal amount of $29,000,000. $17,000,000 of this loan was advanced at closing with an additional $4,000,000 advanced in June 1990 and June 1991 for a total of $25,000,000 principal outstanding as of September 30, 1995. The final potential $4,000,000 funding under the fourth mortgage loan due from the financial institution on June 30, 1992 was not received. The lender refused to provide the final funding under the fourth mortgage loan due to a failure by the O&Y partners to satisfy certain reporting requirements of 245 Park under the second, third and fourth mortgage loan agreements, which constitutes a non-monetary default under such agreements.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     The Partnership was previously notified that the junior mortgage loans, secured by the investment property as described below, were in default due to non-compliance with certain lender financial reporting requirements, and the loans subsequently matured in October 1994 without repayment. However, 245 Park has continued to make and the lender has continued to accept monthly payments of interest in the same amounts that were payable prior to October 1994. As of the date of this report, the holder of the junior mortgage loans has not, to the knowledge of the Partnership, attempted to exercise its remedies against the joint venture's property.

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

     The Partnership participates in a portion of the costs of this lease as the costs have been financed by 245 Park. Such costs include costs associated with re-leasing the tenant space (including tenant improvement costs) and expenses related to termination of the prior tenant's lease and the new tenant's vacating its space in another building. A portion of these costs have been financed by the O&Y partners through their deferral of their prorata distributions from 245 Park through June 30, 1992, for which they are entitled to a priority distribution estimated to be approximately $31,500,000 (including accrued interest, at 9% per annum through September 1995, on the deferred amounts) from net annual cash flow or sale or refinancing proceeds, as described above. In addition, as of September 30, 1995, approximately $9,690,000 of these costs had been financed by a non-recourse loan from an affiliate of the O&Y partners at an interest rate not to exceed 9% per annum and $25,000,000 of the costs had been financed by a third party lender at an interest rate of 9% per annum pursuant to the fourth mortgage loan described above. Through September 1995, interest on amounts deferred by the O&Y partners and on the non-recourse loan from their affiliate has accrued and has been added to principal. Payments on the fourth mortgage loan were interest only until maturity in October 1994 when the entire principal balance was due and payable. However, the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing in October 1994. Payments on the loan from an affiliate of the O&Y partners are interest only (unless accrued as described above) until the earlier of a sale or refinancing of the property, if proceeds are available for repayment of the loan, or December 31, 2002, at which time the outstanding

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


balance, including any accrued interest added to principal, becomes payable.

     The holder of the first mortgage loan secured by 245 Park's property agreed to extend the originally scheduled maturity date of the loan from October 1, 1993 until January 1, 1994. 245 Park entered into an agreement with the lender to further modify and extend the loan for the amount of the current outstanding principal balance plus accrued and unpaid interest at a default rate of 18% per annum from October 1, 1993 through the loan closing date, with a new interest rate from the loan closing date for a five year term. This agreement provided that the new interest rate would be based on the mortgage equivalent of U.S. Treasury securities maturing on or about five years from the date of closing plus 3% per annum. Monthly payments of principal and interest were to be required during the loan extension period based upon a 30-year amortization schedule. Under the terms of the agreement, 245 Park also was to make certain lump sum and monthly deposits of specified amounts in escrow for real estate taxes and leasing and other capital and operating costs. 245 Park paid $8 million to the lender to be applied to accrued interest on the loan and has paid approximately $17.1 million into the real estate tax escrow ($9.4 million scheduled payment made in July 1995). In addition, 245 Park was to pay the lender an extension fee of $2 million upon closing of the transaction. Subject to certain conditions, the lender had agreed to waive payment of a portion of the interest that accrues on the loan at the default rate prior to closing the transaction. Completion of the modification and extension of the first mortgage loan in accordance with the agreement was subject to the satisfaction of various conditions, certain of which were not satisfied, and the agreement has expired by its terms. However, 245 Park and the lender continue to discuss a modification and extension of the first mortgage loan generally on terms similar to those discussed above. The financial difficulties of the O&Y partners and their affiliates, the need to restructure their ownership interests in various properties and the pledge by the O&Y partners of their interests in 245 Park have delayed and may continue to delay obtaining modification and extension of 245 Park's mortgage loans.

     245 Park has continued to make, and the first mortgage lender has continued to accept, monthly payments of principal and interest in the same amount that were payable prior to October 1, 1993, and the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing on January 1, 1994. If 245 Park is successful in obtaining the modification and an extension of the first mortgage loan, it also expects to seek a similar extension of the October, 1994 maturity dates of the junior mortgage loans. If 245 Park is able to obtain modifications and extensions of each mortgage loan, it is expected that the interest rates applicable to the loans during the extension period would be no greater than that in effect for the modified first mortgage loan. There can be no assurance that 245 Park will be able to reach a final agreement for any such modifications and extensions of any of its mortgage indebtedness. Although the property has significant reserves at September 30, 1995, due to property cash needs and venture partner priority claims, it is not expected that any of these reserves would be distributable to the Partnership.

     If 245 Park's efforts to extend any of its existing mortgage loans, with an aggregate principal balance of approximately $384,874,000 at September 30, 1995, are unsuccessful, there is the possibility that 245 Park would no longer be able to maintain an ownership interest in the property, as the mortgage lenders may seek to acquire title to the property. This would result in the recognition of a substantial net gain to the Limited Partners for Federal income tax purposes, without any corresponding cash distribution. In such event, the Partnership would then proceed to terminate its affairs.

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


(3)  BANK OBLIGATIONS AND DEMAND NOTES PAYABLE

     (a) Bank obligations and demand note payable consist of the following at September 30, 1995 and December 31, 1994:

                                       SEPTEMBER 30,DECEMBER 31,
                                           1995        1994
                                      --------------------------
Bank note payable (term loan) bearing
 interest at a variable rate related
 to LIBOR (8.5% per annum at
 September 30, 1995); secured by
 the Partnership's interest in
 245 Park; interest payable
 monthly until December 1998
 (principal in the amount of
 $2,500,000 and $2,707,000 paid
 in 1994 and 1995, respectively)
 when the remaining amount is
 due; obtained in 1993 (see
 note 3(b)). . . . . . . . . . . . . . . .$16,042,000  18,749,000

Bank note payable (term loan)
 bearing interest at 2% per annum;
 secured by the Partnership's interest
 in 245 Park; no payments until
 December 1998 when the entire
 principal amount and accrued
 compounded interest are due;
 obtained in 1993 (see note 3(b)). . . . . 25,000,000  25,000,000

Bank note payable (term loan) bearing
 interest at 2% per annum; secured by
 the Partnership's interest in 245 Park;
 no payments until December 1998 when
 the entire principal amount and accrued
 compounded interest are due; obtained
 in 1993 (see note 3(b)) . . . . . . . . .  2,194,631   2,194,631

Demand note payable bearing
  interest at prime plus 1%
  (9.75% per annum at September 30,
  1995); advanced by JMB;
  maximum principal sum of a
  specified amount; secured by
  Partnership's interest in
  245 Park (see note 3(b)) . . . . . . . . 11,968,592   8,182,092
                                          -----------  ----------

                                          $55,205,223  54,125,723
                                          ===========  ==========

     (b)  Debt Refinancing

     The Partnership and its lenders reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. The current term loans (note 3(a)) are secured by the Partnership's interest in 245 Park, and $25,000,000 ($16,042,000 at September 30, 1995) of the term loans requires interest to be paid currently. The terms of the modification and extension generally provide for (i) an extension period through December 1998; (ii) one-half of the original principal amount of the term loans requires interest to be paid currently at a rate related to the London Interbank Offer Rate (LIBOR)

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

while interest on the balance of the term loans accrues at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 has been converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB) which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable currently for the period September through December 1993. Any payments of principal and interest made by JMB under its guaranty of the portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (9.75% at September 30, 1995). As of September 30, 1995, JMB has advanced approximately $11,969,000 evidenced by a demand note, which includes the principal and interest payments made through July, 1995 (the date of JMB's purchase of the term loans). The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinated to payment of the LIBOR Note, but is no longer subordinated and is secured by the Partnership's interest in 245 Park.

     In July 1995, JMB purchased from the lenders the term loans and their security interests in the related collateral, which included the Partnership's interest in 245 Park Co. and the JMB guarantee, which has been terminated. JMB will continue to hold the notes for these loans generally under the same terms and conditions as were in effect prior to the purchase. However, no scheduled principal payments are required prior to maturity on the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America Illinois. These loans and the demand note payable to JMB are secured by the Partnership's interest in the joint venture and are subject to mandatory prepayment of principal and interest out of any distributions received by the Partnership from 245 Park.

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

     Fees and reimbursable expenses paid or payable by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                      Unpaid at
                                                    September 30,
                                   1995       1994      1995
                                 -------     -----  -------------

Reimbursement (at cost)
 for legal services. . . . . .   $ 9,687        --      13,394
Reimbursement (at cost)
 for accounting
 services. . . . . . . . . . .    29,245        --      37,081
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . . .        43         89        118
                                 -------        ---     ------
                                 $38,975         89     50,593
                                 =======        ===     ======

                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


     All above reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain of these administrative services beginning in the fourth quarter of 1995. Use of such third parties, rather than reimbursement to the Corporate General Partners and their affiliates, is not expected to have a material effect on the operations of the Partnership.


(5)  UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for 245 Park for the nine months ended September 30, 1995 and 1994 is as follows:

                                     1995        1994
                                 -----------  ----------

          Total income . . . . . $74,754,909  78,624,863
                                 ===========  ==========

          Operating loss . . . . $(6,344,571) (4,187,192)
                                 ===========  ==========

          Partnership's share of
            loss . . . . . . . . $(3,061,255) (2,020,320)
                                 ===========  ==========


(6)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 2) have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

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

     At September 30, 1995, the Partnership had no cash or cash equivalents. Therefore, subsequent to September 30, JMB advanced $20,000 to the Partnership, as evidenced by its demand note, to fund Partnership operations.

     Commencing in June 1989 through the earlier of December 1993 or the date on which the annual net cash flow (as defined) of 245 Park is at least $16,500,000, the O&Y partners were obligated to loan certain amounts (in the maximum amount of $72,500,000 at a prime rate of interest) to 245 Park sufficient to cover operating deficits, reserve requirements and certain capital expenditures of 245 Park and to pay the Partnership and the O&Y partners their "minimum return" (as defined). The O&Y partners have loaned 245 Park amounts aggregating $80,213,000 (net of repayments) as of September 30, 1995, which amount includes $2,636,000 (net of repayments) loaned for the nine months ended September 30, 1995 for interest accruing on the advances. Under the terms of the joint venture agreement, the Partnership is obligated to contribute to 245 Park its share (approximately 48.25%) of any operating expenses, reserve requirements and capital expenditures, including interest on the O&Y partners' loans, to the extent not covered by cash flow from the property or additional loans from the O&Y partners. The principal and any unpaid interest on the O&Y partner loans will be due and payable on June 1, 2004, subject to earlier repayment out of available net cash flow or the net proceeds of a refinancing, sale or other disposition of the property as described in Note 2.

     Since the Partnership has not been receiving operating cash flow distributions from the property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership elected to suspend cash distributions to the Partners and retain funds for the cash requirements and capital expenditures for the property (if not funded by O&Y partners' loans). These reserves have been exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. In this regard, the Partnership and its bank lender reached a modification and extension agreement for the $50,000,000 term loans that matured in October 1993. These term loans are secured by the Partnership's interest in 245 Park, and $25,000,000 ($16,042,000 at September 30, 1995)
of the term loans was guaranteed by JMB. The terms of the modification and extension generally provide for (i) an extension period through December 1998; (ii) one-half of the original principal amount of the term loans requires interest to be paid currently at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrues at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") was subject to periodic amortization through payment of quarterly installments of principal and interest (principal in the amount of $2,500,000 in 1994 and $2,707,000 in 1995); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 has been converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable currently for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable currently for the period January through December 1994. An additional payment of $1,249,000 and two payments of $729,000 each were paid in January through June, 1995, respectively. Any payments of principal and interest made by JMB under its guaranty of the portion of the Partnership's term loans have been treated as advances to the Partnership. As of September 30, 1995, JMB has advanced approximately $11,969,000 evidenced by a demand note, which includes the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime (8.75% at September 30, 1995) plus 1%. The demand note payable to JMB allows a maximum principal sum of a specified amount. Reference is made to Note 3(b).

     245 Park continues to seek an extension and modification of the mortgage loans secured by the property in the aggregate principal amount of approximately $384,874,000 at September 30, 1995. The holder of the first mortgage loan secured by 245 Park's property, which has a current outstanding principal balance of approximately $192,374,000 at September 30, 1995, agreed to extend the originally scheduled maturity date of the loan from October 1, 1993 until January 1, 1994. 245 Park entered into an agreement with the lender to further modify and extend the loan for the amount of the current outstanding principal balance plus accrued and unpaid interest at a default rate of 18% per annum from October 1, 1993 through the loan closing date, with a new interest rate from the loan closing date for a five year term. This agreement provided that the new interest rate would be based on the mortgage equivalent of U.S. Treasury securities maturing on or about five years from the date of closing plus 3% per annum.

Monthly payments of principal and interest were to be required during the loan extension period based upon a 30-year amortization schedule. Under the terms of the agreement, 245 Park also was to make certain lump sum and monthly deposits of specified amounts in escrow for real estate taxes and leasing and other capital and operating costs. 245 Park paid $8 million to the lender to be applied to accrued interest on the loan and has paid approximately $17.1 million into the real estate tax escrow ($9.4 million scheduled payment made in July 1995). In addition, 245 Park was to pay the lender an extension fee of $2 million upon closing of the transaction. Subject to certain conditions, the lender had agreed to waive payment of a portion of the interest that accrues on the loan at the default rate prior to closing the transaction. Completion of the modification and extension of the first mortgage loan in accordance with the agreement was subject to the satisfaction of various conditions, certain of which were not satisfied, and the agreement has expired by its terms. However, 245 Park and the lender continue to discuss a modification and extension of the first mortgage loan generally on terms similar to those discussed above. The financial difficulties of the O&Y partners and their affiliates, the need to restructure their ownership interests in various properties and the pledge by the O&Y partners of their interests in 245 Park have delayed and may continue to delay obtaining modification and extension of 245 Park's mortgage loans.

     245 Park has continued to make, and the first mortgage lender has continued to accept, monthly payments of principal and interest in the same amount that were payable prior to October 1, 1993 and the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing on January 1, 1994.

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

     Even if 245 Park is successful in obtaining extensions and modifications of its mortgage loans, due to the competitive market conditions affecting the 245 Park Avenue building, it currently appears that the Partnership's goal of capital appreciation will not be achieved. If the 245 Park Avenue building is sold and a distribution of net proceeds is made to the Partnership after repayment of the mortgage loans and amounts owed to the O&Y partners and their affiliates, the term loans and the demand note payable to JMB plus all related accrued interest must be satisfied before remaining proceeds, if any, would be distributed to the Limited Partners. Without a dramatic improvement in market conditions, the Limited Partners will not receive a substantial portion of their original investment.

     Assuming, among other things, an extension of the existing mortgage loans, the investment property is expected to have nominal cash flow during 1995 after mortgage debt service and estimated releasing and capital improvement costs. The Partnership's short-term liquidity is dependent upon additional advances from JMB under the demand note discussed above. The ultimate source of the Partnership's liquidity is dependent upon a refinancing and/or eventual sale of the Partnership's investment property. Although 245 Park has significant reserves ($44 million which includes $7.7 million in real estate tax escrows at September 30, 1995), due to property cash needs and the O & Y partners' claims, it is not expected that any such reserves would be distributable to the Partnership.

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

     An existing tenant, Rabobank Nederland, has renewed its lease of the 36th floor (scheduled to expire in September 1998) and has become a direct tenant on the 37th and 38th floors (currently sublet from National Commercial Bank and Bear Stearns, respectively) in its new lease (102,000 square feet) which expires in 2011.

    After taking into account this new lease, there still remain tenant leases of approximately 307,000 and 180,000 square feet in the building which are scheduled to expire in 1996 and 1997, respectively. The Partnership currently anticipates that several of these tenants will vacate their space upon their lease expiration, and that the releasing costs for this space, including the downtime to locate replacement tenants, will be significant.

     There are certain risks and uncertainties associated with the Partnership's investment made through the joint venture, including the possibility that the O&Y partners might become unable or unwilling to fulfill their financial or other obligations, or that the O&Y partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     The O&Y partners granted security interests in their interests in 245 Park to a syndicate of banks in order to secure certain loan obligations of certain O&Y affiliates. In August 1992, the Partnership received notice from the lead bank of the syndicate alleging that such O&Y affiliates were in default under these loan obligations and directing that all payments and distributions due to the O&Y partners from 245 Park be delivered to the lead bank. According to published reports, an investor group purchased participations in these obligations from the original syndicate of banks. In September 1995, the holder of the loan obligations issued a notice of sale of, among other things, the interests of the O&Y partners in 245 Park in an effort to realize upon the collateral for the loan obligations. In October 1995, each of the O&Y partners, as well as other O&Y affiliates, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of these bankruptcy filings, the attempted sale of the O&Y partners' interests in 245 Park was stayed.

     The O&Y partners and certain other O&Y affiliates are preparing a plan to restructure their ownership interests in various office buildings, including the 245 Park Avenue office building, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of the various creditors of the O&Y partners and other O&Y affiliates as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. Although the Partnership has had discussions with the O&Y partners and certain of the creditors concerning possible restructuring proposals, because of the preliminary status and the complexity of the proposals, as well as the current divergence in the interests of certain of the creditors, the Partnership does not know at this time how a restructuring, if effected, would affect 245 Park and/or the O&Y partners' and the Partnership's respective interests therein.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are primarily attributable to the operations of the real property owned by the Partnership through the joint venture as described in Note 2.

     The increase in accounts payable to affiliates as of September 30, 1995 as compared to December 31, 1994 is primarily due to continued deferral of expense reimbursements for legal and accounting services and out-of-pocket costs owed to affiliates of the General Partners.

     The increases in accrued interest, demand note payable, accrued interest payable to affiliate and the decrease in bank obligations payable as of September 30, 1995 as compared to December 31, 1994 are due to the interest accruals on certain of the term loans discussed above, payment of principal and interest due on the LIBOR Note through July 1995 out of advances under the demand note payable to JMB and interest accruals on such advances as discussed above.

     The decrease in the Partnership's share of loss from operations of unconsolidated venture for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 is primarily due to the accrual in September 1994 of default interest by 245 Park for the period October 1, 1993 through September 30, 1994 on the first mortgage loan at 18% per annum (of which the Partnership's share is approximately $4,700,000) and for the period August 12, 1992 through September 30, 1994 on the second and fourth mortgage loans at 14% per annum (of which the Partnership's share is approximately $2,300,000). The increase in the Partnership's share of loss from operations of unconsolidated venture for the nine months ended September 30, 1995 as compared to its share of loss from operations of unconsolidated ventures for the nine months ended September 30, 1994 is primarily due to revenue of approximately $4,650,000 recognized by 245 Park in the first quarter of 1994 due to a lease termination fee paid by National Commerce Bank, partially offset by the accrual of the cumulative default interest in 1994.


PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     245 Park's first mortgage loan in the approximate principal amount of $194,000,000 had an extended maturity date of January 1, 1994. 245 Park did not repay the principal and accrued interest on the loan, but is currently seeking a modification and extension of the loan. 245 Park has continued to make, and the lender has continued to accept, monthly payments of principal and interest in the same amount that were payable prior to its original maturity date, October 31, 1993 as well as payment of a portion of the default interest. Accrued default interest is approximately $18,722,000 at September 30, 1995. 245 Park continues to negotiate a further modification and extension of its first mortgage loan. Reference is made to Note 2 and to Liquidity and Capital Resources contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report for a discussion of the first mortgage loan and 245 Park's efforts to obtain a modification and extension.

     The Partnership was previously notified that the junior mortgage loans in the aggregate principal amount of approximately $192,500,000, secured by the 245 Park Avenue office building were in default due to non-compliance with certain lender financial reporting requirements, and the loans subsequently matured in October 1994. However, 245 Park has continued to make, and the lender has continued to accept, monthly payments of interest in the same amounts that were payable prior to October 1994 without repayment. As of the date of this Report, the holder of the junior mortgage loans has not, to the knowledge of the Partnership, attempted to exercise its remedies against the property. The ability of 245 Park to obtain a modification and extension of the junior mortgage loans will depend upon, among other things, its obtaining a modification and extension of the first mortgage loan.

     Interest on the Partnership's term loan in the principal amount of $16,042,000 is payable monthly. The Partnership has not made its monthly interest payments on this loan since August 1995. The amount of interest in arrears as of the date of this report is $252,049. The holder of the term loan has not given notice of default or sought to exercise any remedies arising out of the non-payment of monthly interest.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY


     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property:

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----

245 Park Avenue
  New York, New York . . . .       95%       95%        95%      95%     95%     96%     96%


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

           4-U. $16,042,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, a copy of which is filed herewith.

           4-V. $25,000,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, a copy of which is filed herewith.

           4-W. $2,194,631.25 Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, a copy of which is filed herewith.

           4-X. Amended and Restated Demand Note dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, a copy of which is filed herewith.

           4-Y. Fourth Amendment to Loan Documents dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation detailing amendments to the term loans, a copy of which is filed herewith.

           4-Z. Consent Agreement dated December 29, 1983 from JMB/245 Park Avenue Associates to Continental Illinois Bank of Chicago
(Continental) detailing the transactions for which the Partnership would obtain Continental's consent, a copy of which is filed herewith.

           4-AA. Third Amended and Restated Security Agreement dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation, a copy of which is filed herewith.

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

           10-C. Lease Agreement between Olympia and York 245 Lease Company and 245 Park Avenue Company and Bear Stearns Companies, Inc. dated March 6, 1987 is hereby incorporated by reference to Exhibit 10-E to the Partnership's Form 10-K Report for December 31, 1988 (File No. 0-13545) filed on March 27, 1989.

           10-D. Side letter agreement dated March 6, 1987 between
Olympia & York 245 Lease Company, 245 Park Avenue Company and JMB/245 Park Avenue Associates, Ltd. relating to the division of economic benefits and costs of the Bear Stearns Companies, Inc. lease is hereby incorporated by reference to Exhibit 10-F to the Partnership's Form 10-K Report for December 31, 1992 (File No. 0-13545) filed on March 19, 1993.

           10-E. Amendment to Partnership Agreement, 245 Park Avenue Company dated August 11, 1995 between JMB/245 Park Avenue Associates, Ltd., O&Y Equity Company, L.P., O&Y 245 Corp., Olympia & York 245 Park Avenue Holding Company, L.P. and 245 Corp., a copy of which is filed herewith.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:  JMB Park Avenue, Inc.
                           Corporate General Partner




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Vice President
                      Date:November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:November 9, 1995