Form 10-K405
period 1995-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1996-04-01
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the fiscal year
ended December 31, 1995    Commission File Number 0-13545


             JMB/245 PARK AVENUE ASSOCIATES, LTD.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


        Illinois               36-3265541
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)


Registrant's telephone number, including area code  312-915-1960


Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
Title of each class                 which registered
- -------------------               -------------------------
        None                                   None


Securities registered pursuant to Section 12(g) of the Act:

                 LIMITED PARTNERSHIP INTERESTS
                       (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents Incorporated by Reference: Portions of the Private Placement Memorandum of the Registrant dated May 7, 1984 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.


                       TABLE OF CONTENTS



                                                   Page
                                                   ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   3

Item 3.    Legal Proceedings . . . . . . . . . . .   5

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   5


PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .   5

Item 6.    Selected Financial Data . . . . . . . .   6

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .   9

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  14

Item 9.    Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  48


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  48

Item 11.   Executive Compensation. . . . . . . . .  50

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  51

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  52


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  52


SIGNATURES . . . . . . . . . . . . . . . . . . . .  57











                               i


                            PART I

ITEM 1.  BUSINESS

     Unless the context indicates otherwise, all references to "Notes" are to Notes to Financial Statements of JMB/245 Park Avenue Associates, Ltd. contained in this report.

     The registrant, JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), is a limited partnership formed in 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the purpose of acquiring and owning an approximate 48.25% interest in 245 Park Avenue Company, a New York general partnership, ("245 Park" or the "Joint Venture") which owns and operates an office building located at 245 Park Avenue, New York, New York. The Partnership was admitted to the Joint Venture through the purchase of one of the existing joint venture partner's interests. On May 7, 1984, the Partnership commenced a private offering of $124,300,000 in Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933. A total of 1,000 Interests were sold at $124,300 per Interest (except for twenty interests which were sold net of any selling commission) of which $10,500 per Interest was due upon admission, with the remaining purchase price paid in annual installments from 1985 through 1990. The offering closed on June 28, 1984.

The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investment according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of an equity real estate investment held through a joint venture partnership interest. The Partnership's real property investment is located in New York, New York and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate not later than December 31, 2034. The Partnership is self-liquidating in nature. At sale of the property, the net cash proceeds, if any, are generally to be distributed rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplace in which the portfolio operates and real estate markets in general are in a recovery mode. In view of among other things, the current office rental market in New York City, continuing discussions and negotiations regarding a restructuring of the ownership interests of the joint venture partners and the possible reorganization of 245 Park the Partnership is not able to determine the expected holding period for the property (or its interest therein). Reference is made to Item 7 - Management's Discussion and Analysis and Results of Operations and Note 2 for further information in this regard.

     The Partnership has made the real property investment set forth in the following table:




NAME, TYPE OF PROPERTY                DATE OF
    AND LOCATION            SIZE     PURCHASE   TYPE OF OWNERSHIP
- ----------------------   ----------  --------   ----------------------

245 Park Avenue Building
  New York, New York      1,622,000  12/29/83   fee ownership of land and
                           sq. ft.              improvements (through joint
                           n.r.a.               venture partnership)
                                                (a)(b)(c)(d)

- ---------------

     (a) Reference is made to Note 3 and to Note 3 of Notes to Financial Statements of 245 Park and to Schedule
III to the Financial Statements of 245 Park filed with this report for the current outstanding principal balances and descriptions of the long-term mortgage indebtedness secured by the Partnership's real property investment and by the Partnership's interest in 245 Park.

     (b) Reference is made to Note 2 for a description of the joint venture partnership (including the
Partnership's original invested capital) through which the Partnership made this real property investment.

     (c) Reference is made to Item 8 - Schedule III to the Financial Statements of 245 Park filed with this annual report for further information concerning real estate taxes and depreciation.

     (d) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning the investment property.




     The Partnership's real property investment is subject to competition from similar types of properties (including properties owned or advised by affiliates of the General Partners and properties owned by the joint venture partners and their affiliates) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the investment property. The Partnership believes that its real property investment maintains its suitability and competitiveness in its market on the basis of the location of the property, quality of its facilities and its size, which permits it to accommodate larger tenants. Approximate occupancy levels for the property are in the table in Item 2 below to which reference is hereby made. In the opinion of the Corporate General Partner of the Partnership, the investment property is adequately insured.

     Reference is made to Note 4 of Notes to Financial Statements of 245 Park filed with this report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's investment property as of December 31, 1995.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below and Note 5, to which reference is hereby made for a description of such transactions.



ITEM 2.  PROPERTIES

     The Partnership owns, through a joint venture partnership, an interest in the property referred to under Item 1 above to which reference is hereby made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in, and approximate occupancy levels by quarter, during fiscal years 1995 and 1994 for the Partnership's investment property:




                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----
245 Park Avenue Building
  New York, New York . .    Financial         95%   95%   95%   95%   95%   96%   96%   96%
                            Services and
                            Banking


     Reference is made to Item 6 and Item 7 and Note 4 of Notes to Financial Statements of 245 Park for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment property.




ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994 and 1995.




                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 883 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated herein by reference to Exhibit 99.1 to this annual report.

     Reference is made to Item 6 below for a discussion of cash distributions to Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                         DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total income . . . . .$        100          200      76,233      401,534     514,072
                      ============ ============ ===========  =========== ===========
Operating loss . . . .$ (3,289,214)  (2,921,538) (7,135,919)  (7,889,312) (7,828,276)

Partnership's share of
 income (loss) from
 operations of uncon-
 solidated venture . .  (4,269,135)  (2,919,865)    658,942   (5,487,591)(10,502,754)
                      ------------ ------------ -----------  ----------- -----------
Net loss . . . . . . .$ (7,558,349)  (5,841,403) (6,476,977) (13,376,903)(18,331,030)
                      ============ ============ ===========  =========== ===========
Net loss per Interest
 (b) . . . . . . . . .$     (7,105)      (5,490)     (6,088)     (12,574)    (17,231)
                      ============ ============ ===========  =========== ===========
Total assets . . . . .$      4,275        --        420,811    6,357,370  12,043,009
                      ============ ============ ===========  =========== ===========
Bank obligations
 and notes payable -
 long-term . . . . . .$ 43,236,631   40,319,631  44,694,631        --     50,000,000
                      ============ ============ ===========  =========== ===========
- ----------

     (a)  The above financial information should be read in conjunction with the financial statements of the
Partnership and the related notes appearing elsewhere in this report.

     (b)  The net loss and cash distributions per Interest are based upon the number of Interests outstanding at the end of each period (1,000).

     (c)  Cash distributions from the Partnership are generally not equal to Partnership income (loss) for either financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have represented a return of capital for financial reporting purposes.

     (d)  Such loans were classified as a current liability at December 31, 1992 due to their originally scheduled maturity of October 1993.  During 1993, these loans were extended through December 1998 and purchased by an affiliate in 1995 (Note 3(b)).



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
- --------

245 Park Avenue  a)  The occupancy rate of net rentable area (NRA) and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                               NRF          Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                      1991                  99%               31.16
                      1992                  97%               40.18
                      1993                  95%               49.04
                      1994                  95%               49.32
                      1995                  96%               47.38

                      (1)  Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------
                       Bear Stearns
                       Companies, Inc.        68,749     $1,890,5989/1996       N/A
                                              555,826    27,716,10612/2002      12/2007
                                                                                12/2012
                                                                                12/2017
                                                                                12/2022
                                                                                12/2027

                       Towers, Perrin,
                       Forster & Crosby       191,469    8,895,0529/1996        9/2001
                                                                                9/2006



            c)    The following table sets forth certain
                  information with respect to the expiration of leases for the next ten years at 245 Park Avenue:


                                         Approx.   Annualized Percent of Annualized Percent of
                               Number of Total NRF Base Rent  Total 1995 Recoveries(2) Total 1995
                  Year Ending  Expiring  of Expiringof ExpiringBase Rent of ExpiringRecoveries
                  December 31, Leases    Leases (1)Leases     Expiring   Leases      Expiring
                  ------------ --------- -----------------------------------------------------
                     1996          5      272,400  12,633,082       17%  5,701,301        25%
                     1997          7      171,950   9,573,609       13%  3,945,323        17%
                     1998          1       27,260   2,400,000        3%    234,654         1%
                     1999          6       31,670   1,430,970        2%    190,397         1%
                     2000          1        --          8,000       --       --            --
                     2001         --        --          --          --       --            --
                     2002          1      555,830  27,722,857       37%  5,144,350        22%
                     2003          1       17,650     683,995        1%     10,070         --
                     2004          1       11,560     518,511        1%    114,499         --
                     2005          4      116,200   5,497,378        7%    365,230         2%

                  (1) Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.

                  (2)  Recoveries represent charges to tenants for their proportionate share of various building operating expenses such as real estate taxes, utilities and repair and maintenance costs in excess of a base amount as specified in the leases.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On May 7, 1984, the Partnership commenced a private offering of $124,300,000 in Limited Partnership Interests pursuant to a Private Placement Memorandum. A total of 1,000 Interests were sold at $124,300 per Interest (except for twenty Interests which were sold net of any selling commission) of which $10,500 per Interest was due upon admission, with the remaining purchase price paid in annual installments from 1985 through 1990 (all of which have been received). The purchase price installments have been utilized primarily for the payment of the Partnership's bank borrowings and related interest.

     At December 31, 1995, the Partnership had cash or cash equivalents of $4,275. Commencing in June 1989 through the earlier of December 1993 or the date on which the annual net cash flow (as defined) of 245 Park is at least $16,500,000, the O&Y partners were obligated to loan certain amounts (in the maximum amount of $72,500,000 at a prime rate of interest) to 245 Park sufficient to cover operating deficits, reserve requirements and certain capital expenditures of 245 Park and to pay the Partnership and the affiliates (the "O&Y partners") of Olympia & York Developments, Ltd. ("O&Y"), who are partners in 245 Park, their "minimum return" (as defined).

The loans from the O&Y partners currently exceed the maximum amount required under the terms of the joint venture agreement. The O&Y partners have loaned 245 Park amounts aggregating $81,783,000 (net of repayments) as of December 31, 1995, which amount includes approximately $4,205,405 (net of repayments) loaned for the twelve months ended December 31, 1995 for interest accruing on the advances. Under the terms of the joint venture agreement, the Partnership is obligated to contribute to 245 Park its share (approximately 48.25%) of any operating expenses, reserve requirements and capital expenditures, including interest on the O&Y partners' loans, to the extent not covered by cash flow from the property or additional loans from the O&Y partners. The principal and any unpaid interest on the O&Y partner loans will be due and payable on June 1, 2004, subject to earlier repayment out of available net cash flow or the net proceeds of a refinancing, sale or other disposition of the property as described in Note 2.

     Since the Partnership has not been receiving operating cash flow distributions from the property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership elected to suspend cash distributions to the Partners and retain funds for the cash requirements and capital expenditures for the property (if not funded by O&Y partners' loans). These reserves have been exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. In this regard, the Partnership and its bank lender reached a modification and extension agreement regarding the $50,000,000 term loans that matured in October 1993. These term loans were secured by the Partnership's interest in 245 Park, and a guaranty by JMB Realty Corporation, an affiliate of the Corporate General Partner ("JMB") of $25,000,000 of the term loans. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrues at an annual rate of 2%;
(iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") was subject to periodic amortization through payment of quarterly installments of principal (principal in the amount of $2,500,000 per annum in 1994 and


$2,707,000 in 1995); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable for the period January through December 1994. An additional $1,249,000 and two payments of $729,000 each were paid in January through June 1995, respectively. All payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans have been treated as advances to the Partnership. As of December 31, 1995, JMB has advanced approximately $12,030,000, evidenced by a demand note which reflects the principal and interest payments made related to the loan modification discussed above, advances to pay operating costs of the Partnership and accrued and deferred interest on the demand note. Interest accrues on these advances (and accrued and deferred interest thereon) at the annual rate of prime (8.5% at December 31, 1995) plus 1%. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in 245 Park. Reference is made to Note 3 for further information concerning borrowings incurred by the Partnership.

     In July 1995, JMB purchased from the lenders the term loans and their security interests in the related collateral, which included the Partnership's interest in 245 Park and the JMB guarantee, which has been terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments are required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America, Illinois. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. However, JMB has not given a notice of default under the LIBOR Note. These loans and the demand loan payable to JMB are secured by the Partnership's interest in 245 Park and are subject to mandatory prepayment of principal and interest out of any distributions received by the Partnership from 245 Park.

     There are certain risks and uncertainties associated with the Partnership's investment made through 245 Park, including the possibility that the O&Y partners might become unable or unwilling to fulfill their financial or other obligations, or that the O&Y partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     The O&Y partners have granted security interests in their interests in 245 Park to a syndicate of banks in order to secure certain loan obligations of certain O&Y affiliates. In August 1992, the Partnership received notice from the lead bank of the syndicate alleging that such O&Y affiliates were in default under these loan obligations and directing that all payments and distributions due to the O&Y partners from 245 Park be delivered to the lead bank. According to published reports, an investor group purchased participations in these obligations from the original syndicate of banks. In September 1995, the holder of the loan obligations issued a notice of sale for, among other things, the interests of the O&Y partners in 245 Park in an effort to realize upon the collateral for the loan obligations. In October, 1995, each of the O&Y partners, as well as other O&Y affiliates, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of these bankruptcy filings, the attempted sale of the O&Y partner's interest in 245 Park has been temporarily stayed.


     The O&Y partners and certain other O&Y affiliates are preparing a plan to restructure their ownership interests in various office buildings, including the 245 Park Avenue office building, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of various creditors of the O&Y partners and other O&Y affiliates as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, it is possible that 245 Park will seek reorganization under Chapter 11 of the United States Bankruptcy Code pursuant to a plan agreed upon by its creditors and the partners of 245 Park, including the Partnership. Although the Partnership has had discussions with the O&Y partners and certain creditors concerning restructuring proposals and a reorganization of 245 Park, a proposal for the restructuring of the O&Y partners' ownership interests and a plan for the reorganization of 245 Park have not been agreed upon. Accordingly, the terms of such restructuring and reorganization and their effect, if consummated, on 245 Park and the O&Y partners and the partnerships respective interest therein are subject to change.

     245 Park continues to seek an extension and modification of the mortgage loans secured by the property in the aggregate principal amount of approximately $384,469,201 at December 31, 1995. The holder of the first mortgage loan secured by 245 Park's property, which has a current outstanding principal balance of approximately $191,969,201 at December 31, 1995, agreed to extend the originally scheduled maturity date of the loan from October 1, 1993 until January 1, 1994. During 1994, 245 Park entered into an agreement with the lender to further modify the loan for the amount of the current outstanding principal balance plus accrued and unpaid interest at a default rate of 18% per annum from October 1, 1993 through the loan closing date, with a new interest rate from the loan closing date for a five year term.

     The agreement also provided for certain fees to be paid to the lender and for certain escrows of funds to pay leasing, capital, and certain operating costs. Accordingly, 245 Park paid $8 million to the lender to be applied to accrued interest on the loan and has paid approximately $17.9 million into the real estate tax escrow ($9.4 million scheduled payment made in 1995). In addition, 245 Park was to pay the lender an extension fee of $2 million upon closing of the transaction. Completion of the modification and extension of the first mortgage loan in accordance with the agreement was subject to the satisfaction of various conditions, certain of which were not satisfied, and the agreement has expired by its terms. However, 245 Park and the lender continue to discuss a modification and extension of the first mortgage loan. 245 Park has continued to make, and the lender has continued to accept, monthly payments of principal and interest in the same amount that were payable prior to October 1, 1993 and the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing on January 1, 1994.

     The financial difficulties of the O&Y partners and their affiliates, the need to restructure their ownership interests in various properties and the pledge by the O&Y partners of their interests in 245 Park have delayed obtaining a modification and extension of 245 Park's mortgage loans. It currently appears that any modification and extension of the mortgage loans will depend upon consummation of a plan for the reorganization of 245 Park discussed above.

     If 245 Park is successful in obtaining an extension of the first mortgage loan modification, it also expects to seek a similar extension of the maturity dates of the junior mortgage loans, which have a current aggregate principal balance of $192,500,000 and matured on October 1, 1994.

As of the date of this Report, the holder of the junior mortgage loans has not, to the knowledge of the Partnership, attempted to exercise its remedies against 245 Park's property. Interest on the junior mortgage loans is currently accruing at default rates ranging from 11.88% to 14% per annum. 245 Park has continued to make, and the holder of the junior loans has continued to accept, monthly payments of interest in the same amount that were payable prior to October 1994, the maturity date for junior mortgage loans. If 245 Park is able to obtain modifications and extensions of each mortgage loan, it is expected the interest rates applicable to the loans during the extension period would be no greater than that for the modified first mortgage loan. However, there can be no assurance that 245 Park will be able to reach a final agreement for any such modifications and extensions of any of its mortgage indebtedness.

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

     Even if 245 Park is successful in obtaining extensions and modifications of its mortgage loans, due to, among other things, the competitive market conditions affecting the 245 Park Avenue building and the substantial amount of indebtedness of 245 Park, the Partnership's goal of capital appreciation will not be achieved. If the 245 Park Avenue building is sold and a distribution of net proceeds is made to the Partnership after repayment of the mortgage loans and amounts owed to the O&Y partners and their affiliates, the notes payable to JMB plus all related accrued interest (totalling $58,772,523 at December 31, 1995) must be satisfied before remaining proceeds, if any, would be distributed to the Limited Partners. Without a dramatic improvement in market conditions, the Limited Partners will not receive a significant portion of their original investment.

     Although 245 Park has significant cash reserves at December 31, 1995, due to escrow requirements, property cash needs and venture partner claims, it is not expected that any cash would be distributable to the Partnership. Assuming, among other things, an extension of the existing mortgage loans, the investment property is expected to have positive cash flow during 1996 after mortgage debt service and estimated releasing and capital improvement costs. The Partnership's short-term liquidity is dependent upon additional advances from JMB under the demand note discussed above. The ultimate source of the Partnership's liquidity is dependent upon the refinancing and/or eventual sale of the Partnership's investment property.

     The competitive market conditions in New York City have had a significant adverse impact on the effective rental rates achieved on new leases, which has in turn impacted the operating performance of 245 Park. These conditions have resulted from new office building development since the Partnership's acquisition of its interest in the building, as well as from increased vacancy due to the severe downsizing of most of the major financial services companies which dominate the New York office markets. Although it appears that rental rates may have stabilized in the Midtown market somewhat since 1994, no rental rate decreases are expected in the near term. Despite re-leasing a substantial amount of space during the past few years, the net operating income from the building reflects the reduced effective rental rates on such new leases as well as reduced recoveries of operating costs from tenants compared to the effective rental rates for the leases that have expired or otherwise terminated. This decrease, has partially offset the increase in annual base rent for a majority of the Bear Stearns space. However, Bear Stearns has recently announced plans to possibly relocate their headquarters and is actively searching for different sites in the area. Accordingly, it cannot be determined whether Bear Stearns will extend or renew its lease at 245 Park for approximately 556,000 square feet at the lease expiration date of December 2002. In addition, Towers, Perrin, Forster and Crosby will vacate their space consisting of approximately 191,469 sq. feet at their lease termination date in 1996.

     An existing tenant, Rabobank Nederlander, has renewed its lease for the 36th floor (scheduled to expire in September 1998) and has become a direct tenant on the 37th floor (previously sublet from National Commerce


Bank) and the 38th floor leased to Bear Stearns (scheduled to expire in
1996) through its new lease (102,000 square feet) which expires in 2011. After taking into account this new lease, there still remain tenant leases of approximately 272,000 and 172,000 square feet in the building which are scheduled to expire in 1996 and 1997, respectively. The Partnership anticipates that several of these tenants will vacate their space upon their lease expiration, and that the re-leasing costs for this space, including the downtime to locate replacement tenants, will be significant.

     During 1995, Creditanstalt-Bankverien terminated a portion of their lease scheduled to expire on December 31, 2002, consisting of approximately 5,100 square feet vacated in December 1995 and during 1996 terminated an additional 63,200 square feet to be vacated by November 1996. A division of Creditanstalt-Bankverien has signed a new lease for approximately 23,700 square feet with a fifteen year term. As a result, 245 Park is scheduled to receive termination fees of approximately $21,000,000 which will be used to offset the reduction in operating cash flow related to such termination and to pay re-leasing costs related to this as well as other available space in the building. During 1995, 245 Park received approximately $4,100,000 of termination fees with the remaining amount scheduled to be received during 1996.


RESULTS OF OPERATIONS

     The results of operations for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993 are primarily attributable to the operations of the real property investment owned by 245 Park as described in Note 2.

     The increase in accrued and deferred interest payable to an affiliate and demand note payable, and the decrease in bank obligations payable as of December 31, 1995 as compared to December 31, 1994 are due to the interest accruals on certain of the term loans discussed above, payment of principal and interest due on the LIBOR Note through July 1995 out of advances under the demand note payable to JMB and interest accruals on such advances as discussed above.

     The increase in the Partnership's share of loss from operations of unconsolidated venture for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the adjustment for the accrual of interest expense on 245 Park's mortgage loans at default rates ranging from 11.88% to 18% per annum during 1994. The increase in the Partnership's share of loss from operations of unconsolidated venture for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is also primarily due to the adjustment for the accrual of 1994 interest expense at default rates on the 245 Park's mortgage loans.

INFLATION

     Due to the decrease in the levels of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

    However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)


                             INDEX


Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, years ended December 31, 1995, 1994 and 1993 Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 1995, 1994 and 1993
Statements of Cash Flows, years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



                    245 PARK AVENUE COMPANY

                             INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, years ended December 31, 1995, 1994 and 1993 Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 1995, 1994 and 1993
Statements of Cash Flows, years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

                                                  Schedule
                                                  --------

Real Estate and Accumulated Depreciation             III

Schedules not filed:

All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.













                 INDEPENDENT AUDITORS' REPORT



The Partners
JMB/245 Park Avenue Associates, Ltd.:

     We have audited the financial statements of JMB/245 Park Avenue Associates, Ltd. (a limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As described in Note 2 to the accompanying financial statements, the long-term debt secured by the investment property owned by the Partnership's joint venture is in default for failure to repay amounts due at the scheduled maturity dates. There can be no assurance that such debt will be able to be extended, modified or refinanced. In addition, in connection with the restructuring of the unaffiliated venture partner's interest in various office buildings including the 245 Park Avenue office building, it is possible that the Partnership's joint venture will seek reorganization under Chapter 11 of the United States Bankruptcy Code. These circumstances raise substantial doubt about JMB/245 Park Avenue Associates, Ltd.'s ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996



                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------


                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $      4,275          --
                                                               ------------    -----------
                                                               $      4,275          --
                                                               ============    ===========



                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .    $    62,089         50,984
  Accrued interest . . . . . . . . . . . . . . . . . . . . .          --           789,655
  Accrued and deferred interest payable to an affiliate. . .      3,506,301        574,761
  Demand note payable to affiliate (note 3). . . . . . . . .     12,029,591      8,182,092
  Bank obligations payable - current (note 3). . . . . . . .          --         5,624,000
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . .     15,597,981     15,221,492
Bank obligations and notes payable - long-term (note 3). . .     43,236,631     40,319,631
                                                               ------------    -----------

Commitments and contingencies (notes 2, 3 and 5)

          Total liabilities. . . . . . . . . . . . . . . . .     58,834,612     55,541,123

Investment in unconsolidated venture, at equity (notes 2 and 6)  76,242,265     71,973,130
Partners' capital accounts (deficits) (note 4):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . .          1,000          1,000
      Cumulative cash distributions. . . . . . . . . . . . .       (480,000)      (480,000)
      Cumulative net losses. . . . . . . . . . . . . . . . .    (13,113,399)   (12,659,898)
                                                               ------------    -----------
                                                                (13,592,399)   (13,138,898)
                                                               ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs . . . . .    113,057,394    113,057,394
      Cumulative cash distributions. . . . . . . . . . . . .     (7,520,000)    (7,520,000)
      Cumulative net losses. . . . . . . . . . . . . . . . .   (227,017,597)  (219,912,749)
                                                               ------------    -----------
                                                               (121,480,203)  (114,375,355)
                                                               ------------    -----------
          Total partners' capital accounts (deficits). . . .   (135,072,602)  (127,514,253)
                                                               ------------    -----------
                                                               $      4,275          --
                                                               ============    ===========

                        See accompanying notes to financial statements.


                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Interest and other income. . . . . . . . .   $        100            200         76,233
                                               ------------   ------------   ------------
Expenses:
  Interest . . . . . . . . . . . . . . . . .      3,154,676      2,853,447      7,053,612
  Professional services. . . . . . . . . . .         96,059         31,676        107,910
  General and administrative . . . . . . . .         38,579         36,615         50,630
                                               ------------   ------------   ------------
                                                  3,289,314      2,921,738      7,212,152
                                               ------------   ------------   ------------
    Operating loss . . . . . . . . . . . . .     (3,289,214)    (2,921,538)    (7,135,919)
Partnership's share of income (loss)
  from operations of unconsolidated
  venture. . . . . . . . . . . . . . . . . .     (4,269,135)    (2,919,865)       658,942
                                               ------------   ------------   ------------
    Net loss . . . . . . . . . . . . . . . .   $ (7,558,349)    (5,841,403)    (6,476,977)
                                               ============   ============   ============
    Net loss per limited partnership
      interest (notes 1 and 4) . . . . . . .   $     (7,105)        (5,490)        (6,088)
                                               ============   ============   ============















                        See accompanying notes to financial statements.


                                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                       (a limited partnership)

                         Statements of Partners' Capital Accounts (Deficits)

                            Years Ended December 31, 1995, 1994 and 1993
                                 GENERAL PARTNERS                              LIMITED PARTNERS (1,000 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                         CONTRI-
                                                         BUTIONS
                                                         NET OF
          CONTRI-               CASH                    OFFERING               CASH
          BUTIONS  NET LOSS DISTRIBUTIONS    TOTAL       COSTS    NET LOSS DISTRIBUTIONS   TOTAL
          ------------------------------- ----------- -----------------------------------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1992. . .$1,000 (11,920,795)   (480,000) (12,399,795)113,057,394(208,333,472)(7,520,000)(102,796,078)

Net loss .  --      (388,619)      --       (388,619)     --     (6,088,358)      --     (6,088,358)
          ------ -----------   --------- ----------- -----------------------------------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1993. . . 1,000 (12,309,414)   (480,000)(12,788,414)113,057,394(214,421,830)(7,520,000)(108,884,436)

Net loss .  --      (350,484)      --       (350,484)      --    (5,490,919)      --     (5,490,919)
          ------ -----------   --------- -----------  -----------------------------------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994. . . 1,000 (12,659,898)   (480,000)(13,138,898)113,057,394(219,912,749)(7,520,000)(114,375,355)

Net loss .  --      (453,501)       --      (453,501)      --    (7,104,848)      --     (7,104,848)
          ------ -----------   --------- -----------  -----------------------------------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1995. . .$1,000 (13,113,399)   (480,000)(13,592,399)113,057,394(227,017,597)(7,520,000)(121,480,203)
          ====== ===========   ========= ===========  ===============================================

                           See accompanying notes to financial statements.


                                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                       (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995          1994            1993
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . .  $(7,558,349)    (5,841,403)    (6,476,977)
  Items not requiring cash or cash equivalents:
     Partnership's share of (income) loss from
       operations of unconsolidated venture. .    4,269,135      2,919,865       (658,942)
  Changes in:
     Interest receivable . . . . . . . . . . .        --             --            95,266
     Prepaid expenses. . . . . . . . . . . . .        --           385,869          --
     Accounts payable. . . . . . . . . . . . .       11,105        (22,559)        52,241
     Accrued interest. . . . . . . . . . . . .    2,141,885      1,239,416        114,028
                                                -----------    -----------    -----------
          Net cash used in operating activities  (1,136,224)    (1,318,812)    (6,874,384)
                                                -----------    -----------    -----------
Cash flows from investing activities:
  Net sales and maturities of short-term
    investments. . . . . . . . . . . . . . . .        --             --         5,757,725
                                                -----------    -----------    -----------
          Net cash provided by
            investing activities . . . . . . .        --             --         5,757,725
                                                -----------    -----------    -----------
Cash flows from financing activities:
  Principal payments on bank obligations
    payable. . . . . . . . . . . . . . . . . .   (2,707,000)    (1,251,000)    (5,000,000)
  Fundings of demand note payable. . . . . . .    3,847,499      2,534,870      5,647,222
                                                -----------    -----------    -----------
          Net cash provided by financing
            activities . . . . . . . . . . . .    1,140,499      1,283,870        647,222
                                                -----------    -----------    -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . .        4,275        (34,942)      (469,437)
          Cash and cash equivalents,
            beginning of year. . . . . . . . .        --            34,942        504,379
                                                -----------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . .  $     4,275          --            34,942
                                                ===========    ===========    ===========


                                JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                       (A LIMITED PARTNERSHIP)

                                STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1995          1994            1993
                                                -----------    -----------    -----------

Supplemental disclosure of cash
  flow information:
    Cash paid for mortgage and
      other interest . . . . . . . . . . . . .  $ 1,065,109      1,228,162      6,939,583
    Non-cash investing and
      financing activities:
          Interest converted to
            note payable . . . . . . . . . . .  $     --             --         2,194,631
                                                ===========    ===========    ===========





























                           See accompanying notes to financial statements.


             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993




(1)  OPERATIONS AND BASIS OF ACCOUNTING

     JMB/245 Park Avenue Associates, Ltd ("JMB/245") holds, through a joint venture, an equity investment in a commercial office building located in New York, New York. Business activities consists of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in 245 Park Avenue Company ("245 Park"). Accordingly, the financial statements do not include the accounts of the 245 Park.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:






                                           1995                           1994
                             ------------------------------------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (Unaudited)     GAAP BASIS     TAX BASIS
                                ------------    -----------   -------------  ------------
Total assets . . . . . . . . .  $     4,275    (131,292,775)         --      (128,319,423)
Partners' capital
 accounts (deficits):
  General partners . . . . . .   (13,592,399)   (28,561,617)   (13,138,898)   (27,460,842)
  Limited partners . . . . . .  (121,480,203)  (159,605,006)  (114,375,355)  (156,353,965)
 Net losses:
  General partners . . . . . .      (453,501)    (1,100,774)      (350,484)    (2,138,863)
  Limited partners . . . . . .    (7,104,848)    (3,251,042)    (5,490,919)    (3,371,120)
 Net loss per limited
  partnership interest . . . .        (7,105)        (3,251)        (5,490)        (3,371)
                               =============    ===========  =============   ============




     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period (1,000). The above-noted deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made to the 1994 financial statements in order to conform with the 1995 presentation.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments including debt and related accrued interest, has been deemed to be not practicable to value for SFAS 107 purposes as repayment is dependent on distributions from the Partnership investment which is currently subordinated to Venture partner loans and the Partnership would be unable to obtain comparable financing due to market conditions and investment property specific conditions. The Partnership has no other significant financial instruments.

     Under the current impairment policy, provisions for value impairment are recorded with respect to the investment property pursuant to Statement of Financial Accounting Standards 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Therefore, the Partnership does not anticipate any effect on its financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


(2)  INVESTMENT IN UNCONSOLIDATED VENTURE - 245 PARK

     The Partnership acquired an interest in 245 Park, which owns a 46-story office building located at 245 Park Avenue, New York, New York. The Partnership acquired its approximate 48.25% ownership interest in 245 Park for approximately $63,927,000 from an affiliate of the joint venture partners. In addition to the Partnership, the other partners (the "O&Y partners") of 245 Park include Olympia and York 245 Park Ave. Holding Company, L.P., Olympia and York Equity Company, L.P., and Olympia and York 245 Corp., all of which are affiliates of Olympia & York Developments, Ltd. ("O&Y"). There are certain risks and uncertainties associated with the Partnership's investment made through the joint venture, including the possibility that the O&Y partners might become unable or unwilling to fulfill their financial or other obligations, or that the O&Y partners (or their creditors) may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

     The O&Y partners granted security interests in their interests in 245 Park to a syndicate of banks in order to secure certain loan obligations of certain O&Y affiliates. In August 1992, the Partnership received notice from the lead bank of the syndicate alleging that such O&Y affiliates were in default under these loan obligations and directing that all payments and distributions due to the O&Y partners from 245 Park be delivered to the lead bank. According to published reports, an investor group purchased participations in these obligations from the original syndicate of banks. In September 1995, the holder of the loan obligations issued a notice of sale for, among other things, the interest of the O&Y partners in 245 Park in an effort to realize upon the collateral for the loan obligations. In October, 1995, each of the O&Y partners, as well as other O&Y affiliates, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of these bankruptcy filings, the attempted sale of the O&Y partners' interest in 245 Park has been temporarily stayed.

     The O&Y partners and certain other O&Y affiliates are preparing a plan to restructure their ownership interests in various office buildings, including the 245 Park Avenue office building, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of various creditors of the O&Y partners and other O&Y affiliates as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, it is possible that 245 Park will seek reorganization under Chapter 11 of the United States Bankruptcy Code pursuant to a plan agreed upon by its creditors and the partners of 245 Park, including the Partnership. Although the Partnership has had discussions with the O&Y partners and certain creditors concerning restructuring proposals and a reorganization of 245 Park, a proposal for the restructuring of the O&Y partners' ownership interests and a plan for the reorganization of 245 Park have not been agreed upon. Accordingly, the terms of such restructuring and reorganization and their effect, if consummated, on 245 Park and the O&Y partners and the partnerships respective interest therein are subject to change.

     Pursuant to the 245 Park joint venture agreement, the Partnership has made capital contributions aggregating $18,100,000. To the extent such contributions were not sufficient to fund operating deficits, debt service, reserve requirements and certain capital expenditures, the O&Y partners were obligated and did contribute the amount of such deficiencies through May 1989. Commencing in June 1989 through the earlier of December 1993 or the date on which the annual net cash flow (as defined) of the joint venture is at least $16,500,000, the O&Y partners were obligated to loan certain amounts (in the maximum amount of $72,500,000 at a prime rate of interest, 8.5% per annum at December 31, 1995) to 245 Park sufficient to cover operating deficits, reserve requirements and certain capital expenditures of the joint venture and to pay the Partnership and the O&Y partners their "minimum return" (as defined). The O&Y partners have loaned 245 Park amounts aggregating $81,783,000 (net of repayments) on a cumulative basis as of December 31, 1995, which amount includes approximately $4,205,405 (net of repayments) loaned for the year ended December 31, 1995 for interest accruing on these advances. The loans from the O&Y partners currently exceed the maximum amount required under the terms of the joint venture agreement. Under the terms of the joint venture agreement, the Partnership is obligated to contribute to 245 Park its share (approximately 48.25%) of any operating expenses, reserve requirements and capital expenditures, including interest on the O&Y partners' loans, to the extent not covered by cash flow from the property or any additional loans from the O&Y partners. The principal and any unpaid interest on the O&Y partner loans will be due and payable on June 1, 2004, subject to earlier repayment out of available net cash flow or the net proceeds of a refinancing, sale or other disposition of the property as described below.

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

     Net sale or refinancing proceeds (after repayment of any loans and priority distribution and accrued interest to the O&Y partners as described below) are generally distributable, to the Partnership and the O&Y partners in their respective ownership ratios. In general, profits from the sale or other disposition of the office property will be allocated first to the venture partners with any negative balances in their capital accounts up to the amount of such negative balances and then in accordance with the respective ownership ratios of the venture partners. Losses from the sale or other disposition of the office property will generally be allocated first to the venture partners with any positive balances in their capital accounts up to the amount of such positive balances and then in accordance with the respective ownership ratios of the venture partners. Losses attributable to the New York State Gains Tax payable as a result of sale or other transfer of the office property are allocable among the venture partners in the same proportion as their contributions for payment of the tax. In general, the Partnership will only contribute for the payment of such tax with respect to proceeds from the sale or other transfer of the office property in excess of $500,000,000 plus the value of certain improvements.

     The office building is being managed by an affiliate of the O&Y partners for a management fee equal to 1% of gross receipts. In addition, certain repairs and maintenance and tenant improvement work is performed by an affiliate of the O&Y partners.

     On September 7, 1989, 245 Park refinanced the $20,000,000 second mortgage note. The remaining first mortgage note continues in place. The third mortgage note with an outstanding balance of $147,500,000 was also refinanced by a financial institution. Also on September 7, 1989, 245 Park obtained an additional loan in the maximum principal amount of $29,000,000. $17,000,000 of this loan was advanced at closing with an additional $4,000,000 advanced in June 1990 and June 1991 for a total of $25,000,000 outstanding as of December 31, 1995. The final potential $4,000,000 funding under the fourth mortgage loan due from the financial institution on June 30, 1992 was not received. The lender refused to provide the final funding under the fourth mortgage loan due to a failure by the O&Y partners to satisfy certain reporting requirements of 245 Park under the second, third and fourth mortgage loan agreements, which constitutes a non-monetary default under such agreements. The proceeds of this loan have been used to pay down a loan from an affiliate of the O&Y partners and to reimburse the affiliate for annual advances made to 245 Park for the Partnership's share of the economic benefits of the Bear Stearns lease as further discussed below. In the fourth quarter of 1994, 245 Park began recording the accrual of interest on these junior mortgage loans at default rates (ranging from 11.8% to 14% per annum) due to the maturity of these junior mortgage loans.

     The Partnership was previously notified that the junior mortgage loans secured by the investment property as described below, were in default due to non-compliance with certain lender financial reporting requirements and have matured as of October 1994. However, 245 Park has continued to make, and the lender has continued to accept, the monthly payments of interest that were payable prior to October 1994. As of the date of this Report, the holder of the junior mortgage loans has not, to the knowledge of the Partnership, attempted to exercise its remedies against the joint venture's property.

     In March 1987, 245 Park and 245 Lease Co. entered into a lease with a new tenant, Bear Stearns Companies, Inc., for the 538,000 square feet of space in the building which had been vacated in 1986. The new lease commenced in May 1987 and has an initial term extending until December 2002, with five renewal options for up to a total of 25 additional years. Annual base rent, which commenced in January 1988 concurrent with tenant occupancy, is payable at the rates of $35 per square foot through 1992, $50 per square foot through 1997 and $56 per square foot through 2002. Annual base rent payable for each of the option periods will be the greater of the then existing annual base rent or 85% of the market rate then in effect. During the entire lease term, the tenant is also obligated to pay certain electricity charges and its proportionate share of increases in the operating costs of the building (including real estate taxes) over those generally incurred in 1987.

     The Partnership participates in a portion of the costs of this lease as the costs have been financed by 245 Park. Such costs were approximately $60,000,000, consisting of estimated costs associated with re-leasing the tenant space (including estimated tenant improvement costs), expenses related to termination of the prior tenants' leases and the new tenant's vacating its space in another building and accrued interest through September 1993. A portion of these costs have been financed by capital contributed by the O&Y partners, for which they are entitled to a priority distribution estimated to be approximately $32,212,000 (including accrued interest, at 9% per annum through December 1995, on the contributed and deferred amounts) from net annual cash flow or sale or refinancing proceeds, as described above. In addition, as of December 31, 1995, approximately $9,900,000 of these costs had been financed by a non-recourse loan from an affiliate of the O&Y partners at an interest rate not to exceed 9% per annum and $25,000,000 of the costs had been financed by a third party lender at an interest rate of 9% per annum pursuant to the fourth mortgage loan described above. Through December 1995, interest on such capital contributed by the O&Y partners and on the non-recourse loan from their affiliate has accrued and has been added to principal. Payments on the fourth mortgage loan were interest only until maturity in October 1994 when the entire principal balance was due and payable. However, the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing in October 1994. Payments on the loan from an affiliate of the O&Y partners are interest only until the earlier of a sale or refinancing of the property, if proceeds are available for repayment of the loan, or December 31, 2002, at which time the outstanding balance becomes payable.

     In addition, the costs incurred in connection with the overall level of re-leasing at the property on a cumulative basis have been higher than anticipated primarily because 245 Park has incurred and is expected to incur, costs (which are currently approximately $18 per square foot) to remove asbestos-containing materials to comply with New York City code and ordinance requirements adopted subsequent to the Partnership's acquisition of its interest in the property. The asbestos removal work, a substantial portion of which has been completed, is typically performed on portions of the building as they are re-leased to new tenants.


     The holder of the first mortgage loan secured by 245 Park's property agreed to extend the originally scheduled maturity date of the loan from October 1, 1993 until January 1, 1994. 245 Park entered into an agreement with the lender to further modify the loan for the amount of the current outstanding principal balance plus accrued and unpaid interest at a default rate of 18% per annum from October 1, 1993 through the loan closing date, with a new interest rate from the loan closing date for a five year term. This agreement provided for a new interest rate based on the mortgage equivalent of U.S. Treasury securities maturing on or about five years from the date of closing plus 3% per annum. Monthly payments of principal and interest were to be required based upon a 30-year amortization schedule during the loan extension period.

     The agreement also provided for certain fees to be paid to the lender and for certain escrows of funds to pay real estate taxes and capital and operating costs. Accordingly, 245 Park paid $8 million to the lender to be applied to accrued interest on the loan and has paid approximately $17.9 million into the real estate tax escrow ($9.4 million scheduled payment made in 1995). In addition, 245 Park was to pay the lender an extension fee of $2 million upon closing of the transaction. Subject to certain conditions, the lender had agreed to waive payment of a portion of the interest that accrues on the loan at the default rate prior to closing the transaction. Completion of the modification and extension of the first mortgage loan in accordance with the agreement was subject to the satisfaction of various conditions, certain of which were not satisfied, and the agreement has expired by its terms. However, 245 Park and the lender continue to discuss a modification and extension of the first mortgage loan generally on terms similar to those discussed above. The financial difficulties of the O&Y partners and their affiliates, the need to restructure their ownership interests in various properties and the pledge by the O&Y partners of their interests in 245 Park have delayed and may continue to delay obtaining modification and extension of 245 Park's mortgage loans.

     245 Park has continued to make, and the lender has continued to accept, monthly payments of principal and interest in the same amount that were payable prior to October 1, 1993 and the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing on January 1, 1994. It currently appears that any modification and extension of the mortgage loans may depend upon consumption of a plan for reorganization of 245 Park discussed above. If 245 Park is successful in obtaining a new loan modification that includes an extension of the maturity date beyond January 1, 1994, it also expects to seek a similar extension of the October, 1994 maturity dates of the junior mortgage loans. In the event 245 Park is able to obtain modifications and extensions of each mortgage loan, it is expected that the interest rates applicable to the loans during the extension period would be no greater than that for the modified first mortgage loan. There can be no assurance that 245 Park will be able to reach a final agreement for any such modifications and extensions of any of its mortgage indebtedness. Although the property has significant cash reserves at December 31, 1995, due to property cash needs and venture partner priority claims, it is not expected that any of these reserves would be distributable to the Partnership.

     If 245 Park's efforts to extend any of its existing mortgage loans, with an aggregate principal balance of $384,469,201 at December 31, 1995, are unsuccessful, there is the possibility that 245 Park would no longer be able to maintain an ownership interest in the property, as the mortgage lenders may seek to acquire title to the property. This would result in the recognition of a substantial net gain to the Limited Partners for Federal income tax purposes, without any corresponding cash distribution. In such event, the Partnership would then proceed to terminate its affairs.




(3)  BANK OBLIGATIONS AND DEMAND NOTES PAYABLE

     (a) Bank obligations and notes payable consist of the following at December 31, 1995 and 1994:

                                      1995           1994
                                  -----------    -----------
Notes payable (term loans)
 bearing interest at a variable
 rate related to LIBOR (8.8125%
 per annum at December 31, 1995);
 secured by the Partnership's
 interest in 245 Park; interest
 payable monthly until December
 1998 (principal in the amount
 of $2,500,000 and $2,707,000
 paid in 1994 and 1995) when
 the remaining amount is due;
 obtained in 1993 (see note 3(b)) $16,042,000     18,749,000

Notes payable (term loans)
 bearing interest at 2% per
 annum; secured by the Partnership's
 interest in 245 Park; no payments
 until December 1998 when the
 entire principal amount and
 accrued compounded interest
 are due; obtained in 1993
 (see note 3(b)) . . . . . . . .   25,000,000     25,000,000

Notes payable (term loans)
 bearing interest at 2% per
 annum; secured by the Partnership's
 interest in 245 Park; no payments
 until December 1998 when the
 entire principal amount and
 accrued compounded interest
 are due; obtained in 1993
 (see note 3(b)) . . . . . . . .    2,194,631      2,194,631

Demand note payable bearing
 interest at prime plus 1%
 (9.75% per annum at December 31,
 1995); advanced by JMB; maximum
 principal sum of a specified
 secured by the Partner-
 ship's interest in 245 Park
 (see note 3(b)) . . . . . . . .   12,029,591      8,182,092
                                  -----------    -----------
                                  $55,266,222     54,125,723
                                  ===========    ===========

     (b)  Debt Refinancing

     The Partnership and its lender had reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. These term loans (note 3(a)) were secured by the Partnership's interest in 245 Park, and $25,000,000 ($16,042,000 at December 31, 1995) of the term loans required interest only payments. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) one-half of the principal amount of the term loans requires interest to be paid currently at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans will accrue at an annual rate of 2%; (iii) one-half of the principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 has been converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately


$5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB) which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable for the period September through December 1993. Any payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrues on these advances (and accrued and deferred interest thereon) at the annual rate of prime plus 1% (9.5% at December 31, 1995). As of December 31, 1995, JMB has advanced approximately $12,030,000, evidenced by a demand note, which includes the principal and interest payments made related to the loan modification discussed above, advances to pay operating costs of the Partnership and accrued and deferred interest on the demand note as of December 31, 1995. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in 245 Park.

     In July 1995, JMB purchased from the lenders the term loans and their security interests in the related collateral, which included the Partnership's interest in 245 Park and the JMB guarantee, which has been terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal and interest payments are required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America, Illinois. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. These loans and the demand loan payable to JMB are secured by the Partnership's interest in 245 Park and are subject to mandatory prepayment of principal and interest out of any distributions received by the Partnership from 245 Park.


(4)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Limited Partners and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in 245 Park or of 245 Park's property will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Limited Partners. All losses from the sale of all or substantially all of the Partnership's interest in 245 Park or 245 Park's property will be allocated 99% to the Limited Partners and 1% to the General Partners. All such profits or losses will be allocated among the Limited Partners in proportion to the number of Interests held.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership generally will be made 94% to the Limited Partners and 6% to the General Partners. Distributions of "sale proceeds" or "financing proceeds" (as defined) will be made first to the Limited Partners in an amount equal to their contributed capital, next to the General Partners in an amount equal to their capital contributions, and the balance 70% to the Limited Partners and 30% to the General Partners.


(5)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:



                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995         1994          1993         1995
                                       --------     --------      --------  --------------
Reimbursement (at cost) for
 legal services. . . . . . . . . .      $ 3,892        3,707         2,818       3,892
Reimbursement (at cost) for
 accounting services . . . . . . .        8,423        7,836        12,867       8,423
Reimbursement (at cost) for
 out-of-pocket expenses. . . . . .        1,817        --            2,591       1,817
                                        -------     --------      --------     -------
                                        $14,132       11,543        18,276      14,132
                                        =======     ========      ========     =======




     All above reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain of these administrative services beginning in the fourth quarter of 1995. Use of such third parties, is not expected to have a material effect on the operations of the Partnership.

     Reference is made to Note 3 for a discussion of certain loans and notes payable to the Partnership and related collateral held by JMB.


(6)  INVESTMENT IN UNCONSOLIDATED VENTURE - 245 PARK

     Summary financial information for 245 Park as of and for the years ended December 31, 1995 and 1994 are as follows:

                                    1995           1994
                                ------------   ------------

Current assets . . . . . . . . .$ 65,820,474     48,387,467
Current liabilities. . . . . . .(420,430,107)  (412,893,486)
                                ------------   ------------
          Working capital deficit(354,609,633) (364,506,019)
                                ------------   ------------

Investment property, net . . . . 363,852,639    376,408,428
Deferred expenses. . . . . . . .  11,645,555     10,823,376
Accrued rents receivable . . . .  25,269,713     27,162,229
Loans from affiliates. . . . . . (91,679,580)   (86,676,560)
Venture partners' equity . . . . (30,720,959)   (35,184,584)
                                ------------   ------------
     Partnership's capital (deficit)$(76,242,265)(71,973,130)
                                ============   ============
Represented by:
  Invested capital . . . . . . .$ 86,054,290     86,054,290
  Cumulative distributions . . . (38,561,363)   (38,561,363)
  Cumulative net losses. . . . .(123,735,192)  (119,466,057)
                                ------------   ------------
                                $(76,242,265)   (71,973,130)
                                ============   ============
Total income . . . . . . . . . .$100,360,354     99,637,775
Expenses applicable to operating loss109,093,114105,900,547
                                ------------   ------------
Net income (loss). . . . . . . .$ (8,732,760)    (6,262,772)
                                ============   ============

     The total income, expenses and net earnings for the year ended December 31, 1993 were $97,830,163, $95,478,523 and $2,351,640, respectively.












                 INDEPENDENT AUDITORS' REPORT


The Partners
245 Park Avenue Company:

     We have audited the financial statements of 245 Park Avenue Company as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of JMB/245 Park Avenue Associates, Ltd. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of JMB/245 Park Avenue Associates, Ltd., as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 245 Park Avenue Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements and financial statement schedule have been prepared assuming that 245 Park Avenue Company will continue as a going concern. As described in Note 3 to the accompanying financial statements, the long-term debt secured by the investment property is in default for failure to repay amounts due at scheduled maturity dates. There can be no assurance that such debt will be able to be extended, modified or refinanced. In addition, in connection with the restructuring of the O&Y Partner's interest in various office buildings including the 245 Park Avenue office building, it is possible that 245 Park Avenue Company will seek reorganization under Chapter 11 of the United States Bankruptcy Code. These circumstances raise substantial doubt about 245 Park Avenue Company's ability to continue as a going concern. The General Partners' plans in regard to these matters are described in Note 2. The accompanying financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.




                           KPMG PEAT MARWICK LLP

Chicago, Illinois
March 25, 1996



                                    245 PARK AVENUE COMPANY

                                        BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash, including amounts held by property manager (note 1).   $ 44,413,236     46,523,510
  Rents and other receivables (net of allowance for
    doubtful accounts of $296,053 and $257,186 at
    December 31, 1995 and 1994, respectively). . . . . . . .      3,114,283      1,332,991
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .     17,910,229          --
  Other current assets . . . . . . . . . . . . . . . . . . .        382,726        530,966
                                                               ------------    -----------

          Total current assets . . . . . . . . . . . . . . .     65,820,474     48,387,467

Investment property, at cost (notes 1, 2 and 3)
 - Schedule III:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . .    100,805,480    100,805,480
    Building and improvements. . . . . . . . . . . . . . . .    432,341,768    430,067,563
                                                               ------------    -----------
                                                                533,147,248    530,873,043
    Less accumulated depreciation. . . . . . . . . . . . . .    169,294,609    154,464,615
                                                               ------------    -----------
          Total investment property, net of
            accumulated depreciation . . . . . . . . . . . .    363,852,639    376,408,428
                                                               ------------    -----------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . .     11,645,555     10,823,376
Accrued rents receivable (note 1). . . . . . . . . . . . . .     25,269,713     27,162,229
                                                               ------------    -----------
                                                               $466,588,381    462,781,500
                                                               ============    ===========



                                    245 PARK AVENUE COMPANY

                                  BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . .   $384,469,201    386,017,148
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      3,123,946      2,195,729
  Tenant allowances payable. . . . . . . . . . . . . . . . .        404,635        424,635
  Accrued interest . . . . . . . . . . . . . . . . . . . . .     26,209,445     17,157,140
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .      6,192,237      7,086,168
  Due to affiliates. . . . . . . . . . . . . . . . . . . . .         30,643         12,666
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . .    420,430,107    412,893,486
Loans from affiliates (note 2) . . . . . . . . . . . . . . .     91,679,580     86,676,560
                                                               ------------    -----------

Commitments and contingencies (notes 2, 3 and 4)

          Total liabilities. . . . . . . . . . . . . . . . .    512,109,687    499,570,046

Partners' capital accounts (deficits) (note 2):
  JMB/245 Park Avenue Associates, Ltd.:
    Capital contributions. . . . . . . . . . . . . . . . . .     86,054,290     86,054,290
    Cumulative cash distributions. . . . . . . . . . . . . .    (38,561,363)   (38,561,363)
    Cumulative net losses. . . . . . . . . . . . . . . . . .   (123,735,192)  (119,466,057)
                                                               ------------    -----------
                                                                (76,242,265)   (71,973,130)
                                                               ------------    -----------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . .    135,517,588    135,517,588
    Cumulative cash distributions. . . . . . . . . . . . . .    (21,906,568)   (21,906,568)
    Cumulative net losses. . . . . . . . . . . . . . . . . .    (82,890,061)   (78,426,436)
                                                               ------------    -----------
                                                                 30,720,959     35,184,584
                                                               ------------    -----------
          Total partners' capital accounts (deficits). . . .    (45,521,306)   (36,788,546)
                                                               ------------    -----------
                                                               $466,588,381    462,781,500
                                                               ============    ===========



                        See accompanying notes to financial statements.


                                    245 PARK AVENUE COMPANY

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $ 99,032,571     98,849,957     97,564,349
  Interest income. . . . . . . . . . . . . .      1,327,783        787,818        265,814
                                               ------------   ------------   ------------
                                                100,360,354     99,637,775     97,830,163
                                               ------------   ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .     61,525,869     58,009,422     48,762,902
  Depreciation . . . . . . . . . . . . . . .     14,886,901     14,759,222     14,536,763
  Property operating expenses. . . . . . . .     31,488,964     31,622,331     30,648,617
  Amortization of deferred expenses. . . . .      1,191,380      1,509,572      1,530,241
                                               ------------   ------------   ------------

                                                109,093,114    105,900,547     95,478,523
                                               ------------   ------------   ------------


          Net earnings (loss). . . . . . . .   $ (8,732,760)    (6,262,772)     2,351,640
                                               ============   ============   ============
















                        See accompanying notes to financial statements.


                                       245 PARK AVENUE COMPANY

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                      JMB/245 PARK AVENUE ASSOCIATES, LTD.                              VENTURE PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                       NET                                NET OF       NET
          CONTRI-    EARNINGS    CASH                    OFFERING   EARNINGS    CASH
          BUTIONS     (LOSS) DISTRIBUTIONS   TOTAL        COSTS      (LOSS) DISTRIBUTIONS  TOTAL
        ---------------------------------------------  ---------- -----------------------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1992. . . .$86,054,290(117,205,134)(38,561,363)(69,712,207)135,517,588(76,776,227)(21,906,568)36,834,793

Net earn-
 ings. . . .  --       658,942      --        658,942        --     1,692,698       --    1,692,698
        ---------------------------------------------  ---------- -----------------------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1993. . . .86,054,290(116,546,192)(38,561,363)(69,053,265)135,517,588(75,083,529)(21,906,568) 38,527,491

Net loss . .  --    (2,919,865)     --     (2,919,865)       --    (3,342,907)      --   (3,342,907)
        ---------------------------------------------  ---------- -----------------------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1994. . . .86,054,290(119,466,057)(38,561,363)(71,973,130)135,517,588(78,426,436)(21,906,568)35,184,584

Net loss . . --     (4,269,135)     --     (4,269,135)      --     (4,463,625)      --   (4,463,625)
        ---------------------------------------------  ---------- -----------------------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1995. . . .$86,054,290(123,735,192)(38,561,363)(76,242,265)135,517,588(82,890,061)(21,906,568)30,720,959
        =============================================  ========== ===================================

                    See accompanying notes to consolidated financial statements.


                                       245 PARK AVENUE COMPANY

                                      STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995          1994            1993
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .  $(8,732,760)    (6,262,772)     2,351,640
  Items not requiring (providing) cash or
   cash equivalents:
     Depreciation. . . . . . . . . . . . . . .   14,886,901     14,759,222     14,536,763
     Amortization of deferred expenses . . . .    1,191,380      1,509,572      1,530,241
  Changes in:
     Rents and other receivables . . . . . . .   (1,781,292)      (829,133)     2,344,976
     Other current assets. . . . . . . . . . .      148,240       (482,244)         6,566
     Accounts payable. . . . . . . . . . . . .      908,217        981,574        (83,912)
     Accrued interest. . . . . . . . . . . . .    9,052,305     15,208,231        (12,191)
     Accrued interest on loans from affiliates    5,003,020        816,623      4,587,027
     Unearned rents. . . . . . . . . . . . . .     (893,931)     1,042,887      2,731,519
     Due to affiliates . . . . . . . . . . . .       17,977        (37,140)        41,516
     Accrued rents receivable. . . . . . . . .    1,892,516     (1,130,504)      (575,488)
                                                -----------    -----------    -----------
          Net cash provided by
            operating activities . . . . . . .   21,692,573     25,576,316     27,458,657
                                                -----------    -----------    -----------
Cash flows from investing activities:
  Additions to investment property,
    net of related payable . . . . . . . . . .   (2,331,112)    (3,086,216)    (2,145,355)
  Payment of deferred expenses . . . . . . . .   (2,013,559)    (2,350,295)      (410,033)
  Escrow deposits (net). . . . . . . . . . . .  (17,910,229)         --             --
                                                -----------    -----------    -----------
          Net cash used in investing
            activities . . . . . . . . . . . .  (22,254,900)    (5,436,511)    (2,555,388)
                                                -----------    -----------    -----------
Cash flows from financing activities:
  Payment of deferred financing costs. . . . .        --          (105,828)      (111,000)
  Proceeds from loan from affiliate  . . . . .        --             --           549,720
  Principal payments on debt . . . . . . . . .   (1,547,947)    (1,373,724)    (1,219,110)
                                                -----------    -----------    -----------



                                       245 PARK AVENUE COMPANY

                                STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1995          1994            1993
                                                -----------    -----------    -----------

          Net cash used in financing
            activities . . . . . . . . . . . .   (1,547,947)    (1,479,552)      (780,390)
                                                -----------    -----------    -----------
          Net (decrease) increase in cash. . .   (2,110,274)    18,660,253     24,122,879
          Cash, beginning of year. . . . . . .   46,523,510     27,863,257      3,740,378
                                                -----------    -----------    -----------
          Cash, end of year. . . . . . . . . .  $44,413,236     46,523,510     27,863,257
                                                ===========    ===========    ===========

Supplemental disclosure of cash
  flow information:
    Cash paid for mortgage and
      other interest . . . . . . . . . . . . .  $47,470,543     41,984,568     44,188,066
                                                ===========    ===========    ===========
Non cash investing and financing
  activities:                                         --            --              --
                                                ===========    ===========    ===========






















                           See accompanying notes to financial statements.



                    245 PARK AVENUE COMPANY

                 NOTES TO FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission.

     245 Park Avenue Company ("245 Park") holds, through a joint venture an investment in a commercial office building located in New York, New York. Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate.

     The records of 245 Park are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect 245 Park's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of 245 Park.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Deferred expenses are comprised of financing costs which are amortized over the term of the related debt, leasing and renting costs which are amortized over the terms of the related leases and lease takeover costs which are also amortized over the term of the related lease.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the joint venture partners rather than 245 Park.

     Depreciation on the investment property has been provided over the estimated useful lives of 5-30 years using the straight-line method.

     Although certain leases provide for tenant occupancy during periods for which no rent is due, prorated rental income is accrued for the full period of occupancy. In addition, although certain leases provide for step increases in rent during the lease term, 245 Park recognizes the total rent due on a straight-line basis over the entire lease. Such amounts are primarily reflected in accrued rents receivable in the accompanying balance sheets. Straight-line rental income in excess of contract rental income was $938,095, $1,130,504 and $575,488 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Statement of Financial Accounting Standards No. 95 requires 245 Park to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Statements", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. 245 Park believes the carrying amount of its debt has been deemed to be not practicable to value for SFAS 107 purposes as 245 Park would be unable to obtain comparable financing due to market conditions and investment property specific conditions. 245 Park has no other significant financial instruments.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements and asbestos removal costs are capitalized and depreciated over their estimated useful lives.

     Under the current impairment policy, provisions for value impairment are recorded with respect to the investment property pursuant to Statement of Financial Accounting Standards 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Therefore, 245 Park does not anticipate any effect on its financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.


(2)  VENTURE AGREEMENT

     A description of the joint venture agreement and certain financing arrangements with the joint venture partners and their affiliates is contained in Note 2 of Notes to Financial Statements of JMB/245 Park Avenue Associates, Ltd. filed with this Report. Such description is incorporated herein by reference.


(3)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1995 and
1994:
                                      1995           1994
                                  -----------    -----------
12% first mortgage note; secured
 by 245 Park Avenue in New York,
 New York; payable in monthly
 installments of principal and
 interest of approximately
 $2,057,225 through January
 1994 when remaining principal
 balance of approximately
 $194,890,900 was due (18% at
 December 31, 1995) (b). . . .   $191,969,201    193,517,148

9.275% second mortgage note;
 secured by 245 Park Avenue
 in New York, New York; interest
 only payments monthly through
 October 1994 when the entire
 principal amount was due (14%
 at December 31, 1995) (c) . .     20,000,000     20,000,000

Third mortgage note; under a
 line of credit with a maximum
 commitment of $147,500,000,
 secured by 245 Park Avenue
 in New York, New York and
 subordinated to the first
 and second mortgage notes
 described above; interest
 only payable monthly at the
 rate of 13% through September
 1993; and at one of two variable
 rates (at the option of 245
 Park) offered by the lender
 from October 1993 through
 maturity in October 1994
 when the entire principal
 amount was due (11.88% at
 December 31, 1995)(c) . . . .    147,500,000    147,500,000

9% fourth mortgage note,
 secured by 245 Park Avenue
 in New York, New York;
 $25,000,000 principal
 amount (see Note 2
 of Notes to Financial
 Statements of JMB/245
 Park Avenue Associates,
 Ltd.); interest only
 payments through October
 1994 when the entire
 principal amount was
 due (14% at December 31,
 1995) (c) . . . . . . . . . .     25,000,000     25,000,000
                                  -----------    -----------
     Total debt. . . . . . . .    384,469,201    386,017,148
     Less current portion
       of long-term debt . . .    384,469,201    386,017,148
                                  -----------    -----------
     Total long-term debt. . .    $     --             --
                                  ===========    ===========


     (b) The holder of the first mortgage loan secured by 245 Park's property agreed to extend the originally scheduled maturity date of the loan from October 1, 1993 until January 1, 1994. 245 Park and this lender are continuing discussions concerning an extension and modification of the loan under certain conditions as more fully described in Note 2 to Notes to Financial Statements at JMB/245 Park Avenue Associates, Ltd.

     (c) The junior mortgage loans are in default as they matured in October 1994 and also due to non-compliance with certain lender reporting requirements. See Note 2 of Notes to Financial Statements of JMB/245 Park Avenue Associates, Ltd.


(4)  LEASES

     245 Park has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life. Leases with commercial tenants range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements to be received in the future under the above operating commercial lease agreements are as follows:

          1996 . . . . . . . . . .   $ 70,628,393
          1997 . . . . . . . . . .     56,155,994
          1998 . . . . . . . . . .     53,217,286
          1999 . . . . . . . . . .     52,899,014
          2000 . . . . . . . . . .     51,911,643
          Thereafter . . . . . . .    220,019,707
                                     ------------

            Total. . . . . . . . .   $504,832,037
                                     ============




                                                                              SCHEDULE III

                                    245 PARK AVENUE COMPANY

                           REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995



                                                 COSTS CAPITALIZED   GROSS AMOUNT AT WHICH
                            INITIAL COST           SUBSEQUENT TO       CARRIED AT CLOSE
                          TO PARTNERSHIP (A)        ACQUISITION        OF PERIOD (B)(C)
                        --------------------- ----------------------------------------------
                                  BUILDINGS               BUILDINGS             BUILDINGS
                                    AND                     AND                    AND
            ENCUMBRANCE   LAND   IMPROVEMENTS     LAND   IMPROVEMENTS    LAND  IMPROVEMENTS
            ----------------------------------  --------------------- ----------------------
OFFICE
 BUILDING
 New York,
 New York
 (C) . . . .$386,017,148100,000,000400,000,000   805,480  32,341,768 100,805,480432,341,768
           ===================================   =======  ========== ======================




                                                                              SCHEDULE III

                                    245 PARK AVENUE COMPANY

                     REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                     LIFE ON WHICH
                                                                     DEPRECIATION
                                                                      IN LATEST
                                                                     STATEMENT OF      1995
                             ACCUMULATED        DATE OF     DATE      OPERATIONS   REAL ESTATE
                 TOTAL (D)  DEPRECIATION(E)  CONSTRUCTION ACQUIRED   IS COMPUTED      TAXES
              ------------ ----------------  -------------------------------------  ----------
OFFICE
 BUILDING
 New York,
 New York
 (C) . . . . .$533,147,248     169,294,609       1967      12/29/83   5-30 years    18,712,847
              ============     ===========                                          ==========

_______________

Notes:

       (A)   The initial cost reflects the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)   The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $662,237,928.
       (C)   Property owned and operated by 245 Park; see Note 2 of Notes to Financial
Statements of JMB/245 Park Avenue Associates, Ltd.




                                                                              SCHEDULE III

                                    245 PARK AVENUE COMPANY

                     REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


       (D)   Reconciliation of real estate owned:

                                                     1995          1994            1993
                                                 ------------  ------------   ------------

     Balance at beginning of period. . . . . .   $530,873,043   527,797,683    525,670,845
     Additions during period . . . . . . . . .      2,331,112     3,086,216      2,145,355
     Sales and disposals during period . . . .        (56,907)      (10,856)       (18,517)
                                                 ------------  ------------   ------------
     Balance at end of period. . . . . . . . .   $533,147,248   530,873,043    527,797,683
                                                 ============  ============   ============

       (E)   Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . .   $154,464,615   139,716,249    125,198,003
     Depreciation expense. . . . . . . . . . .     14,886,901    14,759,222     14,536,763
     Sales and disposals during period . . . .        (56,907)      (10,856)       (18,517)
                                                 ------------  ------------   ------------
     Balance at end of period. . . . . . . . .   $169,294,609   154,464,615    139,716,249
                                                 ============  ============   ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1994 and 1995.


                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of Northbrook Corporation, a Delaware corporation, substantially all of the outstanding shares of stock are owned by JMB Realty Corporation ("JMB"), a Delaware corporation, and certain of its officers, directors, members of their families and affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of the Partnership's real property investment must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner.

The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 35-36 of the Private Placement Memorandum, which description is incorporated herein by reference to Exhibit 99.1 to this annual report.

     The director and the executive and certain other officers of the Corporate General Partner of the Partnership are as follows:


NAME                   OFFICE
- ----                   ------
Judd D. Malkin         Chairman
Neil G. Bluhm          Vice President
Gary Nickele           Vice President and General Counsel
Stuart C. Nathan       President and Director
H. Rigel Barber        Vice President
Gailen J. Hull         Vice President


     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on March 26, 1984 with the exception that Stuart C. Nathan, who was a Vice President, was elected Director on December 18, 1990 and President on August 8, 1993, and Gary Nickele was elected Vice President and General Counsel on December 18, 1990. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.



     The Corporate General Partner is an affiliate of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV"), Carlyle Income Plus, Ltd ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.- XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such officers and the director are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle XV, Carlyle-XVI, Carlyle-XVII,JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is Chairman and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is President and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Gary Nickele (age 43) is Executive Vice President and General Counsel of JMB. Mr. Nickele has been associated with JMB since February 1984. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 54) is Executive Vice President and a director of JMB. Mr. Nathan has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.



     H. Rigel Barber (age 46) is Chief Executive Officer of JMB. Mr. Barber has been associated with JMB since March, 1982. He is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in Note 4. No such cash distributions were paid to the General Partners in 1995, 1994 or 1993. The General Partners were allocated aggregate losses for tax purposes of $1,100,774 from the Partnership in 1995. Such losses may benefit the General Partners (or the partners thereof) to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described under the captions "Compensation, Fees and Other Payments" at pages 19-21, and "Management" at pages 31-38 of the Private Placement Memorandum, which descriptions are hereby incorporated herein by reference to Exhibit 99.1 to this annual report. Various relationships of the Partnership to the Corporate General Partner (and its director and officers) and its affiliates are also set forth above in Item 10.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investment. For 1995, an affiliate of the General Partners was entitled to reimbursements for such expenses in the amount of $1,817, all of which was unpaid at December 31, 1995.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 1995, an affiliate of the General Partners was entitled to reimbursements for such expense in the amount of $14,132, all of which was unpaid at December 31, 1995.


     As of December 31, 1995, JMB has advanced $12,030,000, evidenced by a demand note, which reflects the principal and interest payments made on the LIBOR Note since the closing of the term loan modification (see Note 3). The demand note payable to JMB allows a maximum principal sum of a specified amount, bears interest at prime plus 1% per annum, which accrues and is deferred. The demand note is currently secured by the Partnership's interest in 245 Park. The amount of interest accrued and deferred on the demand note for 1995 and in the aggregate through December 31, 1995 is $1,107,970 and $1,682,731, respectively. In July 1995, JMB purchased from the lenders the term loans to the Partnership and their security interest in the related collateral, which included the Partnership's interest in 245 Park Co. and the JMB guarantee, which has been terminated. JMB continues to hold these notes generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments are required on any of these notes prior to maturity. No payments of interest have been made on any of the notes since July 1995. The amount of interest accrued on these notes from August through December 1995 is $697,460. Reference is made to Note 3 for a further discussion of these notes.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and director and the Associate General Partner own the following Interests of the Partnership.

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL          PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP              OF CLASS
- --------------            ----------                 -----------------      --------
Limited Partnership        Neil G. Bluhm             22 Interests (1)         2.2%
  Interests                                           indirectly

Limited Partnership       Judd D. Malkin             24 Interests (1)(2)      2.4%
  Interests                                           indirectly

Limited Partnership       Corporate General          25 Interests             2.5%
  Interests                Partner, its               (1)(2)
                           officers and director
                           and the Associate
                           General Partner
                           as a group

     (1)   Includes 22 Interests owned by investment partnerships of which Messrs. Bluhm and Malkin are the managing general partners and have shared investment and voting power with respect to said Interests.

     (2)   Includes two Interests owned by investment partnerships of which Mr. Malkin is the managing general partner and has sole investment and voting power with respect to said Interests.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)   There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10, 11 and 12 above.




                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report.

      (1) Financial Statements (See Index to Financial Statements and Supplementary Data filed with this report).

      (2) Exhibits.

          3-A.   Amended and Restated Agreement of Limited Partnership
of the Partnership is hereby incorporated by reference to Exhibit 3 to the Partnership's Form 10-K Report for December 31, 1992 (File No. 0-13545) filed on March 19, 1993.

          3-B.   Amendment to the Amended and Restated Agreement of
Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated by reference to Exhibit 3-B to the Partnership's Form 10-Q Report for March 31, 1995 (File No. 0-13545) filed May 11, 1995.

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

          4-O.   $25,000,000 Guaranteed Promissory Note and related
documents dated December 31, 1993 between JMB/245 Park Avenue Associates and Continental Bank are hereby incorporated herein by reference to Exhibit 4-O to the Partnership's Form 10-K Report for December 31, 1993 (File No. 0-13545) filed on March 25, 1994.

          4-P.   $25,000,000 Fixed Rate Promissory Note and related
documents dated December 31, 1993 between JMB/245 Park Avenue Associates and Continental Bank are hereby incorporated herein by reference to Exhibit 4-P to the Partnership's Form 10-K Report for December 31, 1993 (File No. 0-13545) filed on March 25, 1994.

          4-Q.   $2,194,631.25 Interest Exchange Agreement Promissory
Note and related documents dated December 31, 1993 between JMB/245 Park Avenue Associates and Continental Bank are hereby incorporated herein by reference to Exhibit 4-Q to the Partnership's Form 10-K Report for December 31, 1993 (File No. 0-13545) filed on March 25, 1994.

          4-R.   Subordinated Demand Note dated December 31, 1993
between JMB/245 Park Avenue and JMB Realty Corporation is hereby incorporated herein by reference to Exhibit 4-R to the Partnership is Form 10-K Report for December 31, 1993 (File No. 0-13543) filed on March 25, 1994.

          4-S.   Letter of Commitment dated August 3, 1994 from Aetna
and 245 Park Company detailing proposed terms to refinance the first mortgage loan is hereby incorporated by reference to Exhibit 4-S to the Partnership's Form 10-K report for December 31, 1994 (File No. 0-13545) filed on March 25, 1995.

          4-T.   Letter Agreement dated April 6, 1995 from Aetna to
245 Park Avenue Company detailing proposed terms to refinance the first mortgage loan is hereby incorporated by reference to the Partnership's 10-Q Report for March 31, 1995 (File No. 0-13545) filed on May 11, 1995.

          4-U.   $16,042,000 Second Amended and Restated Promissory
Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation are hereby incorporated herein by reference to Exhibit 4-U to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

          4-V.   $25,000,000 Second Amended and Restated Promissory
                 Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-V to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.



          4-W.   $2,194,631.25 Amended and Restated Promissory Note
and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-W to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

          4-X.   Amended and Restated Demand Note dated August 1, 1995
between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-X to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

          4-Y.   Fourth Amendment to Loan Documents dated August 1,
1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty
Corporation detailing amendments to the term loans, are hereby incorporated herein by reference to Exhibit 4-Y to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

          4-Z.   Consent Agreement dated December 29, 1983 from
JMB/245 Park Avenue Associates to Continental Illinois Bank of Chicago (Continental) detailing the transactions for which the Partnership would obtain Continental's consent, are hereby incorporated herein by reference to Exhibit 4-Z to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

          4-AA.  Third Amended and Restated Security Agreement dated
August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-AA to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

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

          10-C. Lease Agreement between Olympia and York 245 Lease Company and 245 Park Avenue Company and Bear Stearns Companies, Inc. dated March 6, 1987 is hereby incorporated by reference to Exhibit 10-E to the Partnership's Form 10-K Report for December 31, 1988 (File No. 0-13545) filed on March 25, 1989.



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

          10-E. Amendment to Partnership Agreement, 245 Park Avenue Company dated August 11, 1995 between JMB/245 Park
Avenue Associates, Ltd., O&Y Equity Company, L.P., O&Y 245 Corp., Olympia & York 245 Park Avenue Holding Company, L.P. and 245 Corp., are hereby incorporated herein by reference to Exhibit 10-E to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

          21.    List of Subsidiaries of the Partnership.

          27.    Financial Data Schedule

          99.1. Pages 19-21; and 31-38 from the Partnership's Private Place Memorandum dated May 7, 1984 and Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership are hereby incorporated herein by reference to Exhibit 99.1 to the Partnerships 10-K Report for December 31, 1994, (File No. 0-13545) filed on March 27, 1995.

  (b) No Reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              JMB/245 PARK AVENUE ASSOCIATES, LTD.

              By:    JMB Park Avenue, Inc.
                     Corporate General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Vice President
              Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Park Avenue, Inc.
                     Corporate General Partner


                     STUART C. NATHAN
              By:    Stuart C. Nathan, President and Director
                     Principal Executive Officer
              Date:  March 25, 1996


                     JUDD D. MALKIN
              By:    Judd D. Malkin, Chairman
                     Principal Financial Officer
              Date:  March 25, 1996


                     GAILEN J. HULL
              By:    Gailen J. Hull, Vice President
                     Principal Accounting Officer
              Date:  March 25, 1996




             JMB/245 PARK AVENUE ASSOCIATES, LTD.

                         EXHIBIT INDEX



                                          DOCUMENT
                                       INCORPORATED
                                       BY REFERENCE    PAGE
                                       -------------   ----
3-A.     Amended and Restated Agreement of
         Limited Partnership of the
         Partnership.                            Yes

3-B.     Amendment to the Amended Limited
         Partnership Agreement of Partnership
         of JMB/245 Park Avenue Associates, Ltd. Yes

4-A.     Second Mortgage Note and related
         agreements between Canadian
         Imperial Bank of Commerce
         and 245 Park Avenue Company.            Yes

4-B.     Loan agreement dated June 27,
         1984 between JMB/245 Park Avenue
         Associates and Continental Illinois
         National Bank and Trust Company of
         Chicago.                                Yes

4-C.     Promissory Notes dated December 30,
         1983 between JMB/245 Park Avenue
         Associates and Continental Illinois
         National Bank and Trust Company of
         Chicago.                                Yes

4-D.     $173,196,124.20 Mortgage Note dated
         September 28, 1983 between Aetna Life
         Insurance Company and O&Y Equity
         Corporation.                            Yes

4-E.     $20,000,000 Mortgage Note dated
         September 28, 1983 between Aetna Life
         Insurance Company and O&Y Equity
         Corporation.                            Yes

4-F.     Consolidation and Extension Agreement
         dated September 28, 1983 between
         Olympia & York Estates Company,
         O&Y Equity Corporation and Aetna Life
         Insurance Company.                      Yes

4-G.     $20,000,000 refinanced Mortgage Note
         and Agreement dated September 7, 1989
         between Dai-Ichi Kangyo Bank and
         245 Park Avenue Company.                Yes

4-H.     $17,000,000 Mortgage Note dated
         September 7, 1989 between Dai-Ichi
         Kangyo Bank and 245 Park Avenue Company.Yes

4-I.     $4,000,000 Mortgage Note representing
         the $4,000,000 draw made in June 1990.  Yes

4-J.     $4,000,000 Mortgage Note representing
         the $4,000,000 draw made in June 1991.  Yes

4-K.     $17,000,000 Agreement dated September 7,
         1989 between 245 Park Avenue Company
         and Dai-Ichi Kangyo Bank.               Yes



4-L.     $4,000,000 Loan Agreement dated July 3,
         1990 between 245 Park Avenue Company
         and Dai-Ichi Kangyo Bank.               Yes

4-M.     Assignment of $147,500,000 mortgage
         dated September 7, 1989 between
         Canadian Imperial Bank of Commerce
         and Dai-Ichi Kangyo Bank. Ltd.          Yes

4-N.     Amended guaranty agreement dated
         April 15, 1991 between JMB/245 Park
         Avenue Associates and Continental
         Bank N.A. (formerly, Continental
         Illinois National
         Bank and Trust Company of Chicago).     Yes

4-O.     $25,000,000 Guaranteed Promissory
         Note and related documents dated
         December 31, 1993 between JMB/245
         Park Avenue Associates and
         Continental Bank.                       Yes

4-P.     $25,000,000 Fixed Rate Promissory
         Note and related documents dated
         December 31, 1993 between JMB/245
         Park Avenue Associates and
         Continental Bank.                       Yes

4-Q.     $2,194,631.25 Interest Exchange
         Agreement Promissory Note and
         related documents dated December 31,
         1993 between JMB/245 Park Avenue
         Associates and Continental
         Bank.                                   Yes

4-R.     Subordinated Demand Note dated
         December 31, 1993 between JMB/245
         Park Avenue and JMB Realty Corporation. Yes

4-S.     Letter of Commitment dated August 3,
         1994 between Aetna to 245 Park Company
         detailing proposed terms to refinance
         the first mortgage loan.                Yes

4-T.     Letter Agreement dated April 6,
         1995 from Aetna to 245 Park Avenue
         Company                                 Yes

4-U.     $16,042,000 Second Amended and
         Restated Promissory Note and
         related documents dated August 1,
         1995 between JMB/245 Park Avenue
         Associates and JMB Realty Corporation   Yes

4-V.     $25,000,000 Second Amended and
         Restated Promissory Note and
         related documents dated August 1,
         1995 between JMB/245 Park Avenue
         Associates and JMB Realty Corporation   Yes

4-W.     $2,194,631.25 Amended and Restated
         Promissory Note and related documents
         dated August 1, 1995 between
         JMB/245 Park Avenue Associates and
         JMB Realty Corporation                  Yes

4-X.     Amended and Restated Demand Note
         dated August 1, 1995 between JMB/245
         Park Avenue Associates and JMB Realty
         Corporation                             Yes



4-Y.     Fourth Amendment to Loan Documents
         dated August 1, 1995 between JMB/245
         Park Avenue Associates, Ltd. and
         JMB Realty Corporation                  Yes

4-Z.     Consent Agreement dated December 29,
         1983 from JMB/245 Park Avenue Associates
         to Continental Illinois Bank of
         Chicago (Continental)                   Yes

4-AA.    Third Amended and Restated Security
         Agreement dated August 1, 1995 between
         JMB/245 Park Avenue Associates, Ltd.
         and JMB Realty Corporation              Yes

10-A.    Acquisition documents dated December 29,
         1983 relating to the purchase by the
         Partnership of an interest in the
         American Brands Building
         in New York, New York.                  Yes

10-B.    Agreement dated December 29, 1983
         between 245 Park Avenue Company and
         O&Y Management Corporation relating
         to the management of the American
         Brands Building in New York, New York.  Yes

10-C.    Lease Agreement between Olympia and
         York 245 Lease Company and 245 Park
         Avenue Company and Bear Stearns
         Companies, Inc. dated March 6, 1987.    Yes

10-D.    Side letter agreement dated March 6,
         1987 between Olympia & York 245 Lease
         Company, 245 Park Avenue Company and
         JMB/245 Park Avenue Associates, Ltd.
         relating to the division of economic
         benefits and costs of the Bear Stearns
         Companies, Inc. lease.                  Yes

10-E.    Amendment to Partnership Agreement,
         245 Park Avenue Company dated August 11,
         1995 between JMB/245 Park Avenue
         Associates, Ltd., O&Y Equity Company,
         L.P., O&Y 245 Corp., Olympia & York
         245 Park Avenue Holding Company, L.P.
         and 245 Corp.                           Yes

99.1.    Pages 19-21; 31-38; and 55-57 from the
         Partnership's Private Place Memorandum
         dated May 7, 1984 and Article 14
         (pages 15-17) of the Partnership's
         Amended and Restated Agreement of
         Limited Partnership                      Yes

  21.    List of Subsidiaries of the Partnership. No

  27.    Financial Data Schedule                  No