Form 10-Q
period 1996-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1996-05-15
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996         Commission file #0-13545



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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    10



PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities. . . . . . . . . . .    11

Item 5.    Other Information. . . . . . . . . . . . . . . . .    12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    13




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1996            1995
                                                                           -------------   ------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $      6,880          4,275
                                                                            ------------   ------------

                                                                            $      6,880          4,275
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     44,723         62,089
  Deferred interest payable to affiliate. . . . . . . . . . . . . . . .        4,263,014      3,506,301
  Demand note payable to affiliate. . . . . . . . . . . . . . . . . . .       12,074,591     12,029,591
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .       16,382,328     15,597,981
Notes payable to affiliate - long-term. . . . . . . . . . . . . . . . .       43,236,631     43,236,631
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       59,618,959     58,834,612

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       78,016,627     76,242,265
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (480,000)      (480,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (13,266,765)   (13,113,399)
                                                                            ------------   ------------
                                                                             (13,745,765)   (13,592,399)
                                                                            ------------   ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      113,057,394    113,057,394
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (7,520,000)    (7,520,000)
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .     (229,420,335)  (227,017,597)
                                                                            ------------   ------------
                                                                            (123,882,941)  (121,480,203)
                                                                            ------------   ------------
          Total partners' capital accounts (deficits) . . . . . . . . .     (137,628,706)  (135,072,602)
                                                                            ------------   ------------
                                                                            $      6,880          4,275
                                                                            ============   ============



                               See accompanying notes to financial statements.


                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     --             --
                                                                             -----------     ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          756,713        784,965
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           16,732          --
  General and administrative. . . . . . . . . . . . . . . . . . . . . .            8,297         15,919
                                                                             -----------     ----------

                                                                                 781,742        800,884
                                                                             -----------     ----------

          Operating earnings (loss) . . . . . . . . . . . . . . . . . .         (781,742)      (800,884)

Partnership's share of earnings (loss) from operations of
  unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .       (1,774,362)    (1,089,633)
                                                                             -----------     ----------

          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .      $(2,556,104)    (1,890,517)
                                                                             ===========     ==========

          Net earnings (loss) per limited partnership interest. . . . .      $    (2,402)        (1,777)
                                                                             ===========     ==========











                               See accompanying notes to financial statements.



                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(2,556,104)     (1,890,517)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of loss from operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .     1,774,362       1,089,633
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (17,366)          9,117
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       756,713         260,646
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       (42,395)       (531,121)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            847,721
  Principal payments on bank obligations payable. . . . . . . . . . . . . .         --         (1,978,000)
  Fundings of note payable to affiliate . . . . . . . . . . . . . . . . . .        45,000       1,661,400
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .        45,000         531,121
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .  $      2,605           --
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --            524,319
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========








                               See accompanying notes to financial statements.


                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

245 PARK

     Occupancy of the office building remained at 96% during the quarter. As previously reported and as more fully explained in the Partnership's 1995 Annual Report, over the past several years, the midtown Manhattan market has seen increased competition primarily due to new office building developments as well as the increased vacancy in the downtown office buildings. The effective rental rates achieved on new leases are at relatively reduced levels, although it appears that rental rates remained stable in the midtown market in 1995. No rental rate increases are expected in the near term.

     The financial difficulties of the O&Y partners and their affiliates and related issues have delayed the modification and extension of the joint venture's mortgage loans. As previously reported, in October 1995 each of the O&Y partners and certain other O&Y affiliates filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. The O&Y partners and these certain other O&Y affiliates are attempting to restructure their ownership interests in various office buildings, including their interest in the 245 Park Avenue office building, which is expected to take the form of one or more real estate investment trusts and related operating entities. Any such restructuring would be subject to the approval of various creditors of the O&Y partners and other O&Y affiliates as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, the joint venture filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of the joint venture, including the Partnership. Although the Partnership has had discussions with the O&Y partners and certain creditors concerning restructuring proposals and a reorganization of the joint venture, a proposal for the restructuring of the O&Y partners' ownership interests and a plan for the reorganization of the joint venture have not been agreed upon.

     The joint venture continues to pursue an extension and modification of the mortgage loans secured by the property in the aggregate principal amount of approximately $384,000,000 at March 31, 1996. As previously reported, the holder of the first mortgage loan agreed to extend the originally scheduled maturity date of the loan from October 1, 1993 until January 1, 1994. During 1994, the joint venture negotiated a letter of commitment with the first mortgage lender to further modify the loan for the amount of the current outstanding principal balance plus accrued and unpaid interest at a default rate of 18% per annum from October 1, 1993 through the loan closing date, with a new interest rate from the loan closing date for a five-year term. The letter of commitment has expired by its term. However, the joint venture and the lender have continued to negotiate a modification and extension of the first mortgage loan. While negotiations with the first mortgage lender have been taking place, the lender has refrained from taking any actions or exercising any of its remedies as a result of the loan maturing on January 1, 1994, and the joint venture has continued to make monthly payments of principal and interest. If the joint venture is successful in obtaining a loan modification that includes an extension of the maturity date, it also expects seek a similar extension of the maturity dates of the junior mortgage loans. To date, the holder of the junior mortgage loans has refrained from taking any action or exercising any of its remedies as a result of the loans maturing on October 1, 1994, an the joint venture has continued to make, and the holder of the junior loans has continued to accept, monthly payments of interest. Interest on the junior mortgage loans is currently accruing at default rate ranging from 11.88% to 14% per annum. If the joint venture obtains modifications and extensions of the mortgage loan, it is expected the interest rates applicable to the loans during the extension period would be no greater than that for the modified first mortgage loan. It currently appears that the modification and extension of the mortgage loans will be included as part of, and may depend upon the consummation of, a plan of reorganization of the joint venture and the restructuring of the ownership interests of the O&Y partners and other O&Y affiliates in various office buildings. There can be no assurance that the joint venture will be able to reach an agreement for any such modification and extension of any of its mortgage indebtedness.

     The O&Y partners have loaned 245 Park amounts aggregating $83,264,000 (net of repayments) on a cumulative basis as of March 31, 1996, which amount includes approximately $1,480,000 (net of repayments) loaned for the three months ended March 31, 1996 for interest accruing on these advances. The loan from the O&Y partners currently exceed the maximum amount required under the terms of the joint venture agreement. Under the terms of the joint venture agreement, the Partnership is obligated to contribute to 245 Park its share (approximately 48.25%) of any operating expenses, reserve requirements and capital expenditures, including interest on the O&Y partners' loans, to the extent not covered by cash flow from the property or any additional loans from the O&Y partners. The principal and any unpaid interest on the O&Y partner loans will be due and payable on June 1, 2004, subject to earlier repayment out of available net cash flow or the net proceeds of a refinancing, sale or other disposition of the property as described below. The O&Y partners have also made capital contributions to pay a portion of the costs associated with the Bear Stearns lease, for which they are entitled to a priority distribution estimated to be approximately $32,940,000 (including accrued interest, at 9% per annum through March 1996, on the contributed and deferred amounts) from net annual cash flow or sale or refinancing proceeds, as described above. In addition, as of March 31, 1996, approximately $10,100,000 of these costs had been financed by a non-recourse loan from an affiliate of the O&Y partners at an interest rate not to exceed 9% per annum and $25,000,000 of the costs had been financed by a third party lender at an interest rate of 9% per annum pursuant to the fourth mortgage loan described above. Through March 1996, interest on such capital contributed by the O&Y partners and on the non-recourse loan from their affiliate has accrued and has been added to principal.

     If the joint venture's efforts to extend its mortgage loans are unsuccessful, the joint venture may not be able to maintain ownership of the property as the lenders may seek to acquire title to the property. In the event of such a disposition, the Partnership would then proceed to terminate its affairs.

     Even if the joint venture is successful in obtaining extensions and modifications of its mortgage loans, the Partnership and the joint venture will each have a substantial amount of indebtedness. If the 245 Park Avenue building were sold and a distribution of net proceeds were made to the Partnership after repayment of the mortgage loans and amounts owed to the O&Y partners and their affiliates, the notes payable to JMB Realty Corporation plus all related accrued interest must be satisfied before a portion of the remaining proceeds, if any, would be distributable to the Limited Partners. As a result, it is unlikely that the Limited Partners will receive any significant portion of their original investment.
However, in the event of a sale or other disposition of the property (including a transfer to the lenders), the Limited Partners would recognize substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes).


TRANSACTIONS WITH AFFILIATES

     As noted on the accompanying balance sheet, the Partnership has notes payable and related deferred interest payable to JMB Realty Corporation, an affiliate of the General Partners.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                          Unpaid at
                                                          March 31,
                                     1996       1995        1996
                                   -------     ------    -----------

Reimbursement (at cost)
 for legal services . . . . .      $   973      1,853        4,865
Reimbursement (at cost)
 for accounting
 services . . . . . . . . . .        1,053      3,918        9,476
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . .          342        185        2,159
                                   -------      -----       ------
                                   $ 2,368      5,956       16,500
                                   =======      =====       ======


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for 245 Park for the three months ended March 31, 1996 and 1995 is as follows:

                                             1996           1995
                                         -----------     ----------

     Total income . . . . . . . . . .    $24,769,938     24,720,550
                                         ===========     ==========
     Operating loss . . . . . . . . .    $(3,677,435)    (2,258,308)
                                         ===========     ==========
     Partnership's share
       of loss. . . . . . . . . . . .    $(1,774,362)    (1,089,633)
                                         ===========     ==========

     245 Park received $16,350,000 in lease termination fees ($17,000,000 discounted at 9% for early payment) from Creditanstalt-Bankverien. The related revenue will be recognized in 1996 when the tenant vacates the premises.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

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

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 are primarily attributable to the operations of the real property investment owned by 245 Park.

     The increase in deferred interest payable to an affiliate and demand note payable to an affiliate as of March 31, 1996 as compared to December 31, 1995 are due to the interest accruals on certain of the term loans and the demand note payable to JMB.

     The increase in the Partnership's share of loss from operations of unconsolidated venture for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to increased property operating costs and mortgage interest expense accruing at default rates in 1996. 245 Park had suspended the accrual of interest at default rates on the first mortgage loan March 1 through July 31, 1995 according to the provisions of the refinancing commitment entered into with the lender.





PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     245 Park's first mortgage loan in the approximate principal amount of $191,550,000 had an extended maturity date of January 1, 1994. 245 Park did not repay the principal and accrued interest on the loan at maturity, but is currently seeking a modification and extension of the loan. Accrued default interest is approximately $14,200,000 at March 31, 1996. The junior mortgage loans, in the aggregate principal amount of approximately $192,500,000, secured by the 245 Park Avenue office building matured in October 1994 without repayment. 245 Park is also seeking modification and extension of each of the junior mortgage loans. Accrued default interest on these loans is approximately $15,460,000 at March 31, 1996. Reference is made to the notes for further information concerning the mortgage loans and efforts to obtain their modification and extension.



PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY


     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

245 Park Avenue
  New York, New York. . . . .        95%       96%        96%       96%     96%


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

           4-U. $16,042,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue
Associates and JMB Realty Corporation filed on November 13, 1995.

           4-V. $25,000,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue
Associates and JMB Realty Corporation filed on November 13, 1995.

           4-W. $2,194,631.25 Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue
Associates and JMB Realty Corporation filed on November 13, 1995.

           4-X. Amended and Restated Demand Note dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation filed on
November 13, 1995.

           4-Y. Fourth Amendment to Loan Documents dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation detailing amendments to the term loans filed on November 13, 1995.

           4-Z.  Consent Agreement dated December 29, 1983 from JMB/245
Park Avenue Associates to Continental Illinois Bank of Chicago
(Continental) detailing the transactions for which the Partnership would obtain Continental's consent filed on November 13, 1995.

           4-AA. Third Amended and Restated Security Agreement dated
August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty
Corporation filed on November 13, 1995.

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

           10-E. Amendment to Partnership Agreement, 245 Park Avenue
Company dated October 11, 1995 between JMB/245 Park Avenue Associates,
Ltd., O&Y Equity Company, L.P., O&Y 245 Corp., Olympia & York 245 Park
Avenue Holding Company, L.P. and 245 Corp. filed on November 13, 1995.

           10-F. Consent and Agreement dated June 21, 1991 between
JMB/245 Park Avenue Associates, Ltd., 245 Park Avenue Company, Ltd., and O
& Y Equity Company, L.P. and Morgan Guarantee Trust Company of New York, a copy of which is filed herewith.

           10-G. Amended Business Certificate for Partners dated June 30,
1988 between O & Y Equity Company, L.P., Olympia & York 245 Park Avenue
Holding Company and JMB/245 Park Avenue Associates, Ltd., a copy of which is filed herewith.

           10-H. First Amendment to First Amended and Restated Agreement of General Partnership of 245 Park Avenue Company dated December 29, 1986 between JMB/245 Park Avenue Associates, Ltd., O & Y Equity Corp., Fame
Associates, and O & Y Interests Corp., a copy of which is filed herewith.

           10-I. Loan Transaction Agreement dated September 7, 1989 between O & Y Equity Company, L.P. and JMB/245 Park Avenue Associates,
Ltd., a copy of which is filed herewith.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996


