Form 10-K/A
period 1995-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1996-05-28
CIK 747159

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

                            AMENDMENT NO. 1


           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)



                                      IRS Employer Identification
Commission File No. 0-13545                  No. 36-3265541





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                               PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 48 to 50



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      By:   JMB Park Avenue, Inc.
                            Corporate General Partner



                            GAILEN J. HULL
                      By:   Gailen J. Hull
                            Senior Vice President





Dated:  May 28, 1996





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1994 and 1995.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of Northbrook Corporation, a Delaware corporation, substantially all of the outstanding shares of stock are owned by JMB Realty Corporation ("JMB"), a Delaware corporation, and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in the Joint Venture or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the Joint Venture Agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any such sale. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 35-36 of the Private Placement Memorandum, which description is incorporated herein by reference to Exhibit 99.1 to this annual report.

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







                                  48


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



                                  49


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

                                  50