Form 10-Q
period 1996-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1996-11-13
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996     Commission file #0-13545



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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .     9



PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    10

Item 5.    Other Information. . . . . . . . . . . . . . . . .    11

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1996            1995
                                                                           -------------   ------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $     6,178           4,275
                                                                            ------------   ------------

                                                                            $     6,178           4,275
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     34,279         62,089
  Deferred interest payable to affiliate. . . . . . . . . . . . . . . .        5,779,648      3,506,301
  Demand note payable to affiliate. . . . . . . . . . . . . . . . . . .       12,375,592     12,029,591
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .       18,189,519     15,597,981
Notes payable to affiliate - long-term. . . . . . . . . . . . . . . . .       43,236,631     43,236,631
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       61,426,150     58,834,612

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       80,332,968     76,242,265
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (480,000)      (480,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (13,514,219)   (13,113,399)
                                                                            ------------   ------------
                                                                             (13,993,219)   (13,592,399)
                                                                            ------------   ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      113,057,394    113,057,394
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (7,520,000)    (7,520,000)
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .     (233,297,115)  (227,017,597)
                                                                            ------------   ------------
                                                                            (127,759,721)  (121,480,203)
                                                                            ------------   ------------
          Total partners' capital accounts (deficits) . . . . . . . . .     (141,752,940)  (135,072,602)
                                                                            ------------   ------------
                                                                            $      6,178          4,275
                                                                            ============   ============



                               See accompanying notes to financial statements.




                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .  $   --              --            --            --
                                                   -----------    ----------   -----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .      763,520       804,647     2,273,347     2,370,251
  Professional services . . . . . . . . . . . . .      111,532         7,545       242,028        35,745
  General and administrative. . . . . . . . . . .       42,070        11,159        74,260        40,707
                                                   -----------    ----------   -----------    ----------

                                                       917,122       823,351     2,589,635     2,446,703
                                                   -----------    ----------   -----------    ----------

          Operating earnings (loss) . . . . . . .     (917,122)     (823,351)   (2,589,635)   (2,446,703)

Partnership's share of earnings (loss)
  from operations of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . .     (541,976)   (1,498,095)   (4,090,703)   (3,061,255)
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) . . . . . . . . . .  $(1,459,098)   (2,321,446)   (6,680,338)   (5,507,958)
                                                   ===========    ==========   ===========    ==========

          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .  $    (1,372)       (2,182)       (6,280)       (5,177)
                                                   ===========    ==========   ===========    ==========





                               See accompanying notes to financial statements.



                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (6,680,338)     (5,507,958)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of loss from operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .     4,090,703       3,061,255
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (27,810)         20,955
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,273,347       1,357,460
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .      (344,098)     (1,068,288)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (11,212)
  Principal payments on bank obligations payable. . . . . . . . . . . . . .         --         (2,707,000)
  Fundings of note payable to affiliate . . . . . . . . . . . . . . . . . .       346,001       3,786,500
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .       346,001       1,068,288
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .  $      1,903           --
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $     --           1,012,791
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --               --
                                                                             ============     ===========







                               See accompanying notes to financial statements.




                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996 AND 1995

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

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


245 PARK

     As a result of the well-publicized financial difficulties of the O&Y partners and their affiliates, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the joint venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States
Bankruptcy Code.   Since that time, the O&Y partners and these certain
other O&Y affiliates have been attempting to restructure their ownership interest in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, the joint venture filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of the joint venture, including the Partnership and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan will become effective upon completion of several additional steps. The conditions to the Plan being effective include, but are not limited to, the completion of significant refinancing and capital transactions regarding 245 Park Avenue as well as other properties. The effective date of the Plan, by its terms, must occur no later than December 31, 1996. There can be no assurance that the Plan will be made effective. If the Plan is made effective, the Partnership will own (through a limited liability company of which the Partnership is a 99% member) an approximate 5.44% general partner interest in a newly formed partnership, World Financial Properties,L.P. ("WFP LP"). Certain structuring details remain to be finalized. The managing general partner of WFP LP would be an entity affiliated with certain O&Y creditors and the proponents of the Plan. WFP LP's principal assets will be majority and controlling interests in the following six office buildings:


     PROPERTY AND LOCATION                    NET RENTABLE AREA

   One World Financial Center                 1,510,987 square feet
    New York, New York

   Two World Financial Center                 2,581,228 square feet
    New York, New York

   Four World Financial Center                1,813,659 square feet
    New York, New York

   One Liberty Plaza                          2,100,000 square feet
    New York, New York

   245 Park Avenue                            1,617,779 square feet
    New York, New York

   53 State Street                            1,120,162 square feet
    Boston, Massachusetts

     Effectiveness of the Plan is conditioned upon refinancings of the first and junior mortgage loans secured by 245 Park Avenue in the aggregate principal amount of approximately $383,000,000 at September 30, 1996. As previously reported, the first mortgage loan matured January 1, 1994 and the junior mortgage loans matured on October 1, 1994. The joint venture and the first mortgage lender have continued to negotiate a modification and extension of the first mortgage loan. While negotiations with the first mortgage lender have been taking place, such lender has refrained from taking any actions or exercising any of its remedies as a result of the loan having matured on January 1, 1994, and the joint venture has continued to make monthly payments of principal and interest. To date, the holder of the junior mortgage loans has refrained from taking any action or exercising any of its remedies as a result of the loans maturing on October 1, 1994, and the joint venture has continued to make, and the holder of the junior loans has continued to accept, monthly payments of interest.

     If the Plan is not consummated or the joint venture is unable to extend its mortgage loans, the joint venture would likely not be able to maintain ownership of the property as the lenders may seek to acquire the property. If the lenders acquired title, the Partnership would then proceed to terminate its affairs.

     Even if the Plan is made effective, WFP LP and the Partnership will
each have a substantial amount of indebtedness.   If the 245 Park Avenue
building were sold, regardless of whether the Plan is made effective, any proceeds would be first applied to repayment of the mortgage and other indebtedness. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable to JMB Realty Corporation (aggregating approximately $61,400,000 at September 30, 1996). Only after such applications would any remaining proceeds be available to be distributed to the Limited Partners. As a result, it is unlikely that the Limited Partners ever will receive any significant portion of their original investment. However, in the event of a sale or other disposition of the property (including a transfer to the lenders), the Limited Partners would recognize substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes). For certain Limited Partners, such taxable gain may be largely offset by suspended passive losses. Each Limited Partner's tax liability will depend on such Limited Partner's own tax situation.


TRANSACTIONS WITH AFFILIATES

     As noted on the accompanying balance sheets, the Partnership has notes payable and related deferred interest payable to JMB Realty Corporation, an affiliate of the General Partners.

     In accordance with the Partnership agreement, the Corporate General Partner and its affiliates are entitled to receive reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred $5,300 and $10,599 for the nine months ended September 30, 1996 and 1995, respectively, payable to an affiliate of the general partner for portfolio management, legal and accounting services. The Partnership had a total of $19,432 of such costs unpaid as of September 30, 1996.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for 245 Park for the nine months ended September 30, 1996 and 1995 is as follows:

                                             1996           1995
                                         -----------     ----------

     Total income . . . . . . . . . .    $74,873,544     74,754,090
                                         ===========     ==========
     Operating loss . . . . . . . . .    $(8,478,140)    (6,344,571)
                                         ===========     ==========
     Partnership's share
       of loss. . . . . . . . . . . .    $(4,090,703)    (3,061,255)
                                         ===========     ==========

     245 Park received $16,350,000 in lease termination fees ($17,000,000 discounted at 9% for early payment) from Creditanstalt-Bankverien. The related revenue will be recognized during 1996 when the tenant vacates the premises.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     The mortgage loans secured by the 245 Park Avenue building have matured without repayment. If the plan does not become effective, 245 Park may not be able to maintain an ownership interest in the property, as the mortgage lenders may seek to acquire title to the property. In such event, the Partnership would proceed to terminate its affairs. Accordingly, there exists substantial doubt as to the Partnership's ability to continue as a going concern. In the event of a sale or other disposition of the property (including a transfer to the mortgage lenders), Limited Partners would recognize a substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes), regardless of whether any proceeds from such sale or other disposition were available for distribution to the Limited Partners.

     The Partnership's short-term liquidity is dependent upon additional advances under the demand note payable to JMB.

RESULTS OF OPERATIONS

     The increase in deferred interest payable to an affiliate as of September 30, 1996 as compared to December 31, 1995 is due to the interest accruals on certain of the term loans and the demand note payable to JMB.

     The increase in demand note payable to an affiliate at September 30, 1996 as compared to December 31, 1995 is due to advances received from such affiliate.

     The decrease in interest expense for the three and nine month periods ending September 30, 1996 compared to the same periods in 1995 is due to a reduction in 1996 in the Partnership's variable rate notes payable.

     The increase in professional services and general and administrative for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily attributable to the restructuring of 245 Park.

     The increase in the Partnership's share of loss from operations of unconsolidated venture for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to increased property operating costs and mortgage interest expense accruing at default rates in 1996. 245 Park had suspended the accrual of interest at default rates on the first mortgage loan for the period March 1 through July 31, 1995 according to the provisions of the refinancing commitment entered into with the lender which has subsequently expired by its term. The decrease in loss from operations of unconsolidated venture for the three month period ending September 30, 1996 compared to the same period in 1995 is primarily due to reduction in interest expense on loans from the O&Y Partners and their affiliates. During 1996, the joint venture ceased accruing interest on these loans when 245 Park filed for bankruptcy protection.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     245 Park's first mortgage loan in the approximate principal amount of $190,500,000 had an extended maturity date of January 1, 1994. 245 Park did not repay the principal and accrued interest on the loan at maturity, but sought a modification and extension of the loan. The junior mortgage loans, in the aggregate principal amount of approximately $192,500,000, secured by the 245 Park Avenue office building, matured in October 1994 without repayment. 245 Park also sought modification and extension of each of the junior mortgage loans. Reference is made to the notes for further information concerning the mortgage loans.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY


     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

245 Park Avenue
  New York, New York. . . . .        95%       96%        96%       96%     96%      96%    96%






     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           3-A. Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated by reference to Exhibit 3 to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-13545) filed on March 19, 1993.

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

           4-E. $20,000,000 refinanced Mortgage Note and Agreement dated September 7, 1989 between Dai-Ichi Kangyo Bank and 245 Park Avenue Company is hereby incorporated by reference to Exhibit 4-G to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-13545) filed on March 28, 1990.

           4-F. $17,000,000 Mortgage Note dated September 7, 1989 between Dai-Ichi Kangyo Bank and 245 Park Avenue Company is hereby incorporated by reference to Exhibit 4-H to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-13545) filed on March 28, 1990.

           4-G. $4,000,000 Mortgage Note representing the $4,000,000 draw made in June 1990 is hereby incorporated by reference to Exhibit 4-I to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-13545) filed on March 28, 1990.

           4-H. $4,000,000 Mortgage Note representing the $4,000,000 draw made in June 1991 is hereby incorporated by reference to Exhibit 4-J to the Partnership's report for December 31, 1991 on Form 10-K (File No. 0-13545) filed on March 27, 1992.

           4-I. $17,000,000 Loan Agreement dated September 7, 1989 between 245 Park Avenue Company and Dai-Ichi Kangyo Bank is hereby incorporated by reference to Exhibit 4-K to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-13545) filed on March 19, 1993.

           4-J. $4,000,000 Loan Agreement dated July 3, 1990 between 245 Park Avenue Company and Dai-Ichi Kangyo Bank is hereby incorporated by reference to Exhibit 4-L to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-13545) filed on March 19, 1993.

           4-K. Assignment of $147,500,000 mortgage dated September 7, 1989 between Canadian Imperial Bank of Commerce and Dai-Ichi Kangyo Bank, Ltd. is hereby incorporated by reference to Exhibit 4-M to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-13545) filed on March 19, 1993.

           4-L. Subordinated Demand Note dated December 31, 1993 between JMB/245 Park Avenue and JMB Realty Corporation is hereby incorporated by reference to Exhibit 4-R to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-13545) filed on March 25, 1994.

           4-M. Letter of Commitment dated August 3, 1994 from Aetna and 245 Park Company detailing proposed terms to refinance the first mortgage loan hereby incorporated by reference to Exhibit 4-S to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-13545) filed on March 27, 1995.

           4-N. Letter Agreement dated April 6, 1995 from Aetna to 245 Park Avenue Company detailing proposed terms to refinance the first mortgage loan is hereby incorporated by reference to the Partnership's report for March 31, 1995 on Form 10-Q (File No. 0-13545) filed on May 11, 1995.

           4-O. $16,042,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-13545) filed on November 13, 1995.

           4-P. $25,000,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-13545) filed on November 13, 1995.

           4-Q. $2,194,631.25 Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-13545) filed on November 13, 1995.

           4-R. Amended and Restated Demand Note dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-13545) filed on November 13, 1995.

           4-S. Fourth Amendment to Loan Documents dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation detailing amendments to the term loans is hereby incorporated herein by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-13545) filed on November 13, 1995.

           4-T. Consent Agreement dated December 29, 1983 from JMB/245 Park Avenue Associates to Continental Illinois Bank of Chicago (Continental) detailing the transactions for which the Partnership would obtain Continental's consent is hereby incorporated herein by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-13545) filed on November 13, 1995.

           4-U.  Third Amended and Restated Security Agreement dated
August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-13545) filed on November 13, 1995.

           10-A. Lease Agreement between Olympia and York 245 Lease
Company and 245 Park Avenue Company and Bear Stearns Companies, Inc. dated March 6, 1987 is hereby incorporated by reference to Exhibit 10-E to the Partnership's report for December 31, 1988 on Form 10-K (File No. 0-13545) filed on March 27, 1989.

           10-B. Side letter agreement dated March 6, 1987 between
Olympia & York 245 Lease Company, 245 Park Avenue Company and JMB/245 Park Avenue Associates, Ltd. relating to the division of economic benefits and costs of the Bear Stearns Companies, Inc. lease is hereby incorporated by reference to Exhibit 10-F to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-13545) filed on March 19, 1993.

           10-C. Amendment to Partnership Agreement, 245 Park Avenue Company dated October 11, 1995 between JMB/245 Park Avenue Associates, Ltd., O&Y Equity Company, L.P., O&Y 245 Corp., Olympia & York 245 Park Avenue Holding Company, L.P. and 245 Corp. is hereby incorporated herein by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-13545) filed on November 13, 1995.

           10-D. Consent and Agreement dated June 21, 1991 between
JMB/245 Park Avenue Associates, Ltd., 245 Park Avenue Company, Ltd., and O & Y Equity Company, L.P. and Morgan Guarantee Trust Company of New York, is hereby incorporated herein by reference to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-13545) filed on May 10, 1996.

           10-E. Amended Business Certificate for Partners dated June 30, 1988 between O & Y Equity Company, L.P., Olympia & York 245 Park Avenue Holding Company and JMB/245 Park Avenue Associates, Ltd., is hereby incorporated herein by reference to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-13545) filed on May 10, 1996.

           10-F. First Amendment to First Amended and Restated Agreement of General Partnership of 245 Park Avenue Company dated December 29, 1986 between JMB/245 Park Avenue Associates, Ltd., O & Y Equity Corp., Fame Associates, and O & Y Interests Corp., is hereby incorporated herein by reference to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-13545) filed on May 10, 1996.

           10-G. Loan Transaction Agreement dated September 7, 1989 between O & Y Equity Company, L.P. and JMB/245 Park Avenue Associates, Ltd., is hereby incorporated herein by reference to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-13545) filed on May 10, 1996.

           10-H. Third Amended Joint Plan of Reorganization dated
September 12, 1996 is filed herewith.

           27.   Financial Data Schedule


      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.






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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996