Form 10-K405
period 1996-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1997-03-31
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934


For the fiscal year
ended December 31, 1996                   Commission File Number 0-13545


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

                                                  Name of each exchange on
Title of each class                                which registered
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




                               TABLE OF CONTENTS



                                                                Page
                                                                ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . . .   3

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . . .   3

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . . .   3


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . . .   3

Item 6.       Selected Financial Data. . . . . . . . . . . . . .   4

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . .   6

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . . .   9

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . . .  43


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . . .  43

Item 11.      Executive Compensation . . . . . . . . . . . . . .  45

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . . .  46

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . . .  47


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . . .  47


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . .  50











                                       i




                                    PART I

ITEM 1.  BUSINESS

     Unless the context indicates otherwise, all references to "Notes" are to Notes to Consolidated Financial Statements of JMB/245 Park Avenue Associates, Ltd. contained in this report. Capitalized terms used herein, but not defined have the same meanings as used in the Notes.

     The registrant, JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), is a limited partnership formed in 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the original purpose of acquiring and owning an approximate 48.25% interest in 245 Park Avenue Company, a New York general partnership, ("245 Park" or the "Joint Venture") which owned and operated an office building located at 245 Park Avenue, New York, New York. The Partnership was admitted to the Joint Venture through the purchase of one of the existing unaffiliated joint venture partner's interests. The unaffiliated venture partners (the "O&Y Partners") were affiliates of Olympia & York Developments, Ltd. ("O&Y"). On May 7, 1984, the Partnership commenced a private offering of $124,300,000 in Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933. A total of 1,000 Interests were sold at $124,300 per Interest (except for twenty interests which were sold net of any selling commission) of which $10,500 per Interest was due upon admission, with the remaining purchase price paid in annual installments from 1985 through 1990. The offering closed on June 28, 1984.

The holders of Interests (herein after "Holders" or "Holders of Interests") in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investment according to the number of Interests held.

     As a result of the well-publicized financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from
creditors under Chapter 11 of the United States Bankruptcy Code.   During
1996, the O&Y partners and these certain other O&Y affiliates have restructured their ownership interest in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, the Joint Venture filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of the Joint Venture, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding 245 Park Avenue as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in a newly formed partnership, World Financial Properties,L.P. ("WFP, LP").

The managing general partner of WFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan and, subject to the partnership agreement, has full authority to manage its affairs. WFP, LP's principal assets are majority and controlling interests in the following six office buildings:





     PROPERTY AND LOCATION                    NET RENTABLE AREA

   One World Financial Center                 1,510,987 square feet
    New York, New York

   Two World Financial Center                 2,581,228 square feet
    New York, New York

   Four World Financial Center                1,813,659 square feet
    New York, New York

   One Liberty Plaza                          2,124,000 square feet
    New York, New York

   245 Park Avenue                            1,617,779 square feet
    New York, New York

   53 State Street                            1,120,162 square feet
    Boston, Massachusetts

     The Plan was conditioned upon refinancings of the first and junior mortgage loans secured by 245 Park Avenue in the aggregate principal amount of approximately $383,000,000. As previously reported, the first mortgage loan matured January 1, 1994 and the junior mortgage loans matured on October 1, 1994. The Joint Venture and the first mortgage lender continued to negotiate a modification and extension of the first mortgage loan. While negotiations with the first mortgage lender were taking place, such lender refrained from taking any actions or exercising any of its remedies as a result of the loan having matured on January 1, 1994, and the Joint Venture continued to make monthly payments of principal and interest through the Effective Date. The holder of the junior mortgage loans also refrained from taking any action or exercising any of its remedies as a result of the loans maturing on October 1, 1994, and the Joint Venture continued to make, and the holder of the junior loans continued to accept, monthly payments of interest through the Effective Date. On November 21, 1996, the first mortgage lender and junior mortgage lender modified and extended the respective mortgage loans. The Partnership recognized forgiveness of indebtedness of $9,486,508 as an extraordinary item related to the restructuring of the junior mortgage loan in 1996 for default interest which was forgiven

     Although the Plan is effective, WFP, LP and the Partnership each have
a substantial amount of indebtedness remaining.   If any of the buildings
are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and accrued interest to JMB Realty Corporation (aggregating approximately $62,253,000 at December 31, 1996). Only after such applications would any remaining proceeds be available to be distributed to the Limited Partners. As a result, it is unlikely that the Holders ever will receive any significant portion of their original investment. However, in the event of a sale or other disposition of the property (including a transfer to the lenders), the Limited Partners would recognize substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes). For certain Limited Partners, such taxable gain may be largely offset by suspended passive activity losses. Each Limited Partner's tax liability will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below and to the Notes, to which reference is hereby made for a description of such transactions.








ITEM 2.  PROPERTIES

     The Partnership owns an indirect interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1995 and 1996.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 886 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated herein by reference to Exhibit 99.1 to this annual report.

     Reference is made to the Notes for a discussion of the restrictions on the distributions (if any) to the Partnership from its real estate investment.





ITEM 6.  SELECTED FINANCIAL DATA
                                         JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               and Consolidated Venture

                                     DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                   1996            1995            1994           1993           1992
                              -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .   $     47,854             100            200          76,233        401,534
                               ============    ============    ===========     ===========    ===========
Operating earnings
 (loss). . . . . . . . . . .   $ (3,301,775)     (3,289,214)    (2,921,538)     (7,135,919)    (7,889,312)

Partnership's share of
 income (loss) from
 operations of uncon-
 solidated venture . . . . .        479,647      (4,269,135)    (2,919,865)        658,942     (5,487,591)
Venture partner's share
 of venture operations . . .         (5,036)         --             --              --             --
                               ------------    ------------    -----------     -----------    -----------
Net earnings (loss)
 before extraordinary
 items . . . . . . . . . . .     (2,827,164)     (7,558,349)    (5,841,403)     (6,476,977)   (13,376,903)

Extraordinary item:
 Partnership's share of
 gain on forgiveness of
 indebtedness. . . . . . . .      9,486,508           --             --              --             --
                               ------------    ------------    -----------     -----------    -----------

Net earnings (loss). . . . .   $  6,659,344      (7,558,349)    (5,841,403)     (6,476,977)   (13,376,903)
                               ============    ============    ===========     ===========    ===========
Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss) . . . . .   $     (2,657)         (7,105)        (5,490)         (6,088)       (12,574)
  Extraordinary item . . . .          8,917           --             --              --             --
                               ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .   $      6,260          (7,105)        (5,490)         (6,088)       (12,574)
                               ============    ============    ===========     ===========    ===========
Total assets . . . . . . . .   $    156,838           4,275          --            420,811      6,357,370
                               ============    ============    ===========     ===========    ===========
Bank obligations
 and notes payable -
 long-term (c) . . . . . . .   $ 43,236,631      43,236,631     40,319,631      44,694,631          --
                               ============    ============    ===========     ===========    ===========





----------

      (a)    The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related notes appearing elsewhere in this report.

      (b)    The net earnings (loss) and cash distributions per Interest are based upon the number of Interests outstanding at the end of each period (1,000).

      (c)    Such loans were classified as a current liability at December 31, 1992 due to their originally scheduled maturity of October 1993.  During 1993, these loans were extended through December 1998 and purchased by an affiliate of the Corporate General Partner in 1995.




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

     Since the Partnership has not been receiving operating cash flow distributions from its original investment property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership elected to suspend cash distributions to the Partners and retain funds for its cash requirements. These reserves were exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. In this regard, the Partnership and its bank lender reached a modification and extension agreement regarding the $50,000,000 term loans that matured in October 1993. These term loans were secured by the Partnership's interest in its real estate investment, and a guaranty by JMB Realty Corporation, an affiliate of the Corporate General Partner ("JMB") of $25,000,000 of the term loans. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrues at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") was subject to periodic amortization through payment of quarterly installments of principal (principal in the amount of $2,500,000 per annum in 1994 and $2,707,000 in 1995); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable for the period January through December 1994. An additional $1,249,000 and two payments of $729,000 each were paid in January through June 1995, respectively. All payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans have been treated as advances to the Partnership. As of December 31, 1996, JMB has advanced approximately $12,376,000, evidenced by a demand note which reflects the principal and interest payments made related to the loan modification discussed above, advances to pay operating costs of the Partnership and accrued and deferred interest on the demand note. Interest accrues on these advances (and accrued and deferred interest thereon) at the annual rate of prime (8.25% at December 31, 1996) plus 1%. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in its real estate investment. Reference is made to the Notes for further information concerning borrowings incurred by the Partnership.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which has been terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments are required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America, Illinois. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. However, JMB has not given a notice of default under the LIBOR Note. These loans and the demand loan payable to JMB are secured by the Partnership's interest in its real estate investment and are subject to mandatory prepayment of principal and interest out of any distributions received by the Partnership from its real estate investment.

     The O&Y partners had granted security interests in their interests in 245 Park to a syndicate of banks in order to secure certain loan obligations of certain O&Y affiliates. In August 1992, the Partnership received notice from the lead bank of the syndicate alleging that such O&Y affiliates were in default under these loan obligations and directing that all payments and distributions due to the O&Y partners from 245 Park be delivered to the lead bank. According to published reports, an investor group purchased participations in these obligations from the original syndicate of banks. In September 1995, the holder of the loan obligations issued a notice of sale for, among other things, the interests of the O&Y partners in 245 Park in an effort to realize upon the collateral for the loan obligations. In October, 1995, each of the O&Y partners, as well as other O&Y affiliates, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code.

     During 1996, the Third Amended Plan of Reorganization of the O&Y partners interest became effective. Reference is made to the Notes for a further description of the joint venture restructuring.

     Although the Plan is effective, WFP, LP and the Partnership each have
a substantial amount of indebtedness remaining.   If any of the buildings
are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable to JMB Realty Corporation (aggregating approximately $62,253,000 at December 31,
1996). Only after such applications would any remaining proceeds be available to be distributed to the Holders. As a result, it is unlikely that the Holders ever will receive any significant portion of their original investment. However, in the event of a sale or other disposition of the property (including a transfer to the lenders), the Holders would recognize substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes). For certain Holders, such taxable gain may be largely offset by suspended passive activity losses. Each Holder's tax liability will depend on such Holders own tax situation.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB under the demand note discussed above as well as receipt of one-third of the property management fees earned at the 245 Park Avenue property. Pursuant to the terms of the JMB Transaction Agreement dated November 21, 1996, the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. The agreement further provided for the Partnership to receive reimbursements of professional costs of $375,000 incurred in connection with the Partnership's reorganization and restructuring of their interest in 245 Park, which amount was received in 1996.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the demand note payable to an affiliate at December 31, 1996 as compared to December 31, 1995 is due to advances received from JMB under the demand note.




     The increase in deferred interest payable to an affiliate as of December 31, 1996 as compared to December 31, 1995 is due to the interest accruals on certain of the term loans and the demand note payable to JMB.

     The increase in interest and other income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily related to other receivables of $47,194 which represents one third of the property management fees for the 245 Park Avenue property for December 1996 which have been accrued pursuant to the terms of the JMB Transaction Agreement described above.

     The decrease in interest expense for the year ending December 31, 1996 compared to the year ended December 31, 1995 is due to a reduction of interest rates during 1996 on the Partnership's variable rate notes payable.

     The increase in professional services and general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily attributable to the legal fees and other professional services in connection with the restructuring of 245 Park net of any reimbursements. Pursuant to the Plan of Reorganization, the Partnership received reimbursements of $375,000 for legal fees incurred related to the restructuring of the Partnership's interest in 245 Park.

     The decrease in Investment in unconsolidated venture, is primarily due to the Partnership's share of gain on forgiveness of indebtedness recognized by 245 Park related to the restructuring of the junior mortgage loan in 1996 for default interest which was forgiven.

     The Partnership's share of income from operations of unconsolidated venture for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to recognition of termination fees of approximately $13,000,000 related to certain tenants vacating 245 Park during 1996 prior to the Effective Date. In addition, the Partnership's share of income from operations is also due to a reduction in interest expense on loans from the O&Y Partners and their affiliates. During 1996, the joint venture ceased accruing interest on these loans when 245 Park filed for bankruptcy protection. Subsequent to the Effective Date, the Partnership's consolidated venture received an allocation of income of approximately $500,000 related to operations of the restructured unconsolidated venture which consisted of its proportionate share of earnings of WFP, LP and the amortization of the underlying basis difference. The increase in the Partnership's share of loss from operations of unconsolidated venture for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the adjustment for the accrual of interest expense on 245 Park's mortgage loans at default rates ranging from 11.88% to 18% per annum during 1995.

INFLATION

     Due to the decrease in the levels of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

    However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           and Consolidated Venture


                                     INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended
  December 31, 1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended
  December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable, not available or the information is presented in the consolidated financial statements or related notes.


                       WORLD FINANCIAL PROPERTIES, L.P.

                                     INDEX


Independent Auditors' Report

Consolidated Balance Sheet, December 31, 1996

Consolidated Statement of Operations, for the period November 21, 1996 through December 31, 1996

Consolidated Statement of Partners' Capital Accounts (Deficits), for the period November 21, 1996 through December 31, 1996

Consolidated Statement of Cash Flows, for the period November 21,
  1996 through December 31, 1996

Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.













                         INDEPENDENT AUDITORS' REPORT

The Partners
JMB/245 Park Avenue Associates, Ltd.:

     We have audited the consolidated financial statements of JMB/245 Park Avenue Associates, Ltd., a limited partnership (the "Partnership"), and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of World Financial Properties, L.P. ("WFP, LP"), partnership accounted for under the equity method of accounting. The Partnership's equity in earnings from WFP, LP was $503,595 for the year ended December 31, 1996. The financial statements of WFP, LP were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for WFP, LP, is based solely upon the report of the other auditor.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As described in the notes to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                         KPMG PEAT MARWICK LLP

Chicago, Illinois
March 26, 1997




                                         JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               and Consolidated Venture

                                              CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 1996 AND 1995

                                                        ASSETS
                                                        ------


                                                                                     1996                1995
                                                                                 ------------        -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    109,644              4,275
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           47,194              --
                                                                                 ------------        -----------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    156,838              4,275
                                                                                 ============        ===========





                                         JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               and Consolidated Venture

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                     1996                1995
                                                                                 ------------        -----------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    35,918             62,089
  Deferred interest payable to an affiliate. . . . . . . . . . . . . . . . .        6,640,810          3,506,301
  Demand note payable to affiliate . . . . . . . . . . . . . . . . . . . . .       12,375,591         12,029,591
                                                                                 ------------        -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . .       19,052,319         15,597,981
Notes payable to an affiliate - long-term. . . . . . . . . . . . . . . . . .       43,236,631         43,236,631
                                                                                 ------------        -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       62,288,950         58,834,612

Investment in unconsolidated venture, at equity. . . . . . . . . . . . . . .       66,276,110         76,242,265
Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . . .            5,036              --
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .            1,000              1,000
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .         (480,000)          (480,000)
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .      (12,713,838)       (13,113,399)
                                                                                 ------------        -----------
                                                                                  (13,192,838)       (13,592,399)
                                                                                 ------------        -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . .      113,057,394        113,057,394
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (7,520,000)        (7,520,000)
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .     (220,757,814)      (227,017,597)
                                                                                 ------------        -----------
                                                                                 (115,220,420)      (121,480,203)
                                                                                 ------------        -----------
          Total partners' capital accounts (deficits). . . . . . . . . . . .     (128,413,258)      (135,072,602)
                                                                                 ------------        -----------
                                                                                 $    156,838              4,275
                                                                                 ============        ===========


                             See accompanying notes to consolidated financial statements.




                                         JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               and Consolidated Venture

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                  1996               1995              1994
                                                              ------------       ------------      ------------
Income:
  Interest and other income. . . . . . . . . . . . . . .      $     47,854                100               200
                                                              ------------       ------------      ------------
Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . . . .         3,134,509          3,154,676         2,853,447
  Professional services. . . . . . . . . . . . . . . . .           129,720             96,059            31,676
  General and administrative . . . . . . . . . . . . . .            85,400             38,579            36,615
                                                              ------------       ------------      ------------
                                                                 3,349,629          3,289,314         2,921,738
                                                              ------------       ------------      ------------
    Operating earnings (loss). . . . . . . . . . . . . .        (3,301,775)        (3,289,214)       (2,921,538)
Partnership's share of income (loss)
  from operations of unconsolidated
  venture. . . . . . . . . . . . . . . . . . . . . . . .           479,647         (4,269,135)       (2,919,865)
Venture partner's share of venture
  operations . . . . . . . . . . . . . . . . . . . . . .            (5,036)             --                --
                                                              ------------       ------------      ------------
    Net earnings (loss) before
      extraordinary item . . . . . . . . . . . . . . . .        (2,827,164)        (7,558,349)       (5,841,403)

Extraordinary item:
  Partnership's share of gain on
   forgiveness of indebtedness . . . . . . . . . . . . .         9,486,508              --                --
                                                              ------------       ------------      ------------
    Net earnings (loss). . . . . . . . . . . . . . . . .      $  6,659,344         (7,558,349)       (5,841,403)
                                                              ============       ============      ============
    Net earnings (loss) per limited
     partnership interest:
      Net operating earnings (loss). . . . . . . . . . .      $     (2,657)            (7,105)           (5,490)
      Extraordinary item . . . . . . . . . . . . . . . .             8,917              --                --
                                                              ------------       ------------      ------------
          Net earnings (loss). . . . . . . . . . . . . .      $      6,260             (7,105)           (5,490)
                                                              ============       ============      ============

                             See accompanying notes to consolidated financial statements.




                                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                    (a limited partnership)
                                                   and Consolidated Venture

                               Consolidated Statements of Partners' Capital Accounts (Deficits)

                                         Years Ended December 31, 1996, 1995 and 1994


                                 GENERAL PARTNERS                              LIMITED PARTNERS (1,000 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                         CONTRI-
                                                                         BUTIONS
                           NET                                           NET OF        NET
               CONTRI-   EARNINGS         CASH                          OFFERING     EARNINGS        CASH
               BUTIONS    (LOSS)      DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS      TOTAL
               -------  -----------   -------------    -----------    -----------  -----------   -------------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1993. . . . . $1,000   (12,309,414)      (480,000)   (12,788,414)   113,057,394  (214,421,830)    (7,520,000)  (108,884,436)

Net earnings
 (loss). . . .   --        (350,484)         --          (350,484)         --       (5,490,919)         --        (5,490,919)
               ------   -----------      ---------    -----------     ----------- ------------    ------------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994. . . . .  1,000   (12,659,898)      (480,000)   (13,138,898)   113,057,394  (219,912,749)    (7,520,000)  (114,375,355)

Net earnings
 (loss). . . .   --        (453,501)          --         (453,501)         --       (7,104,848)         --        (7,104,848)
               ------   -----------      ---------    -----------     ----------- ------------   ------------   ------------




                                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                    (a limited partnership)
                                                   and Consolidated Venture

                         Consolidated Statements of Partners' Capital Accounts (Deficits) - CONTINUED




                                 GENERAL PARTNERS                              LIMITED PARTNERS (1,000 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                         CONTRI-
                                                                         BUTIONS
                           NET                                           NET OF        NET
               CONTRI-   EARNINGS         CASH                          OFFERING     EARNINGS        CASH
               BUTIONS    (LOSS)      DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS      TOTAL
               -------  -----------   -------------    -----------    -----------  -----------   -------------  ------------



Balance
 (deficits)
 Decem-
 ber 31,
 1995. . . . .  1,000   (13,113,399)      (480,000)   (13,592,399)   113,057,394  (227,017,597)    (7,520,000)  (121,480,203)

Net earnings
 (loss). . . .    --        399,561          --           399,561          --        6,259,783          --         6,259,783
               ------   -----------      ---------    -----------    -----------  ------------    -----------   ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1996. . . . . $1,000   (12,713,838)      (480,000)   (13,192,838)   113,057,394  (220,757,814)    (7,520,000)  (115,220,420)
               ======   ===========      =========    ===========    ===========  ============    ===========   ============













                                 See accompanying notes to consolidated financial statements.




                                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                    (A LIMITED PARTNERSHIP)
                                                   and Consolidated Venture

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                   1996              1995               1994
                                                               -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .       $ 6,659,344         (7,558,349)       (5,841,403)
  Items not requiring cash or cash equivalents:
     Partnership's share of (income) loss from
       operations of unconsolidated venture. . . . . . .          (479,647)         4,269,135         2,919,865
     Extraordinary item. . . . . . . . . . . . . . . . .        (9,486,508)             --                --
     Venture partner's share of venture
       operations. . . . . . . . . . . . . . . . . . . .             5,036              --                --
  Changes in:
     Other receivables . . . . . . . . . . . . . . . . .           (47,194)             --                --
     Prepaid expenses. . . . . . . . . . . . . . . . . .             --                 --              385,869
     Accounts payable. . . . . . . . . . . . . . . . . .           (26,171)            11,105           (22,559)
     Accrued interest. . . . . . . . . . . . . . . . . .         3,134,509          2,141,885         1,239,416
                                                               -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .          (240,631)        (1,136,224)       (1,318,812)
                                                               -----------        -----------       -----------
Cash flows from investing activities:
                                                                     --                 --                --
                                                               -----------        -----------       -----------
Cash flows from financing activities:
  Principal payments on bank obligations payable . . . .             --            (2,707,000)       (1,251,000)
  Fundings of demand note payable. . . . . . . . . . . .           346,000          3,847,499         2,534,870
                                                               -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .           346,000          1,140,499         1,283,870
                                                               -----------        -----------       -----------




                                             JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                    (A LIMITED PARTNERSHIP)
                                                   and Consolidated Venture

                                             STATEMENTS OF CASH FLOWS - CONTINUED




                                                                   1996              1995               1994
                                                               -----------        -----------       -----------

          Net increase (decrease) in cash. . . . . . . .           105,369              4,275           (34,942)
          Cash, beginning of year. . . . . . . . . . . .             4,275              --               34,942
                                                               -----------        -----------       -----------
          Cash, end of year. . . . . . . . . . . . . . .       $   109,644              4,275             --
                                                               ===========        ===========       ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest. . . . . .       $     --             1,065,109         1,228,162
    Non-cash investing and financing activities. . . . .       $     --                 --                --
                                                               ===========        ===========       ===========


























                                 See accompanying notes to consolidated financial statements.




                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           and Consolidated Venture

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     JMB/245 Park Avenue Associates, Ltd ("JMB/245") holds, through a joint venture, an equity investment in commercial office buildings located in New York, New York and Boston, Massachusetts. Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, JMB/245 Park Avenue Holding Company, LLC, ("JMB/245 LLC") as of its formation date, November 12, 1996. The effect of all transactions between the Partnership and its venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in 245 Park Avenue Company ("245 Park" or the "Joint Venture") through the effective date of the restructuring (November 21, 1996 ("Effective Date")) and the Partnership's 5.56% interest in World Financial Properties, L.P. ("WFP, LP") subsequent to the Effective Date. The results of operations of the unconsolidated ventures prior to the Effective Date is exclusive of approximately $12.7 million of contractual interest expense not recorded and not paid by 245 Park due to the previously described bankruptcy filing and in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, the financial statements do not include the accounts of the 245 Park or WFP, L.P.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:








                                                          1996                                  1995
                                            ------------------------------       ------------------------------
                                                                TAX BASIS                            TAX BASIS
                                             GAAP BASIS        (UNAUDITED)         GAAP BASIS       (UNAUDITED)
                                            ------------       -----------       -------------     ------------
Total assets . . . . . . . . . . . . .      $    156,838      (121,306,795)            4,275       (131,292,775)
Partners' capital
 accounts (deficits):
  General partners . . . . . . . . . .       (13,192,838)      (27,981,888)       (13,592,399)      (28,561,617)
  Limited partners . . . . . . . . . .      (115,220,420)     (150,522,585)      (121,480,203)     (159,605,006)
 Net earnings (losses):
  General partners . . . . . . . . . .           399,561           579,729           (453,501)       (1,100,774)
  Limited partners . . . . . . . . . .         6,259,783         9,082,422         (7,104,848)       (3,251,042)
 Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .             6,260             9,082             (7,105)           (3,251)
                                            ============       ===========      =============      ============





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

     The Partnership and its unconsolidated joint ventures adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership and its unconsolidated joint ventures record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell (or dispose) of such property and active marketing activity has commenced or is expected to commence in the near term (or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security). In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell.

The adoption of SFAS 121 did not have any effect on the Partnership's and its unconsolidated joint ventures' financial position, results of operations or liquidity.

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


INVESTMENT IN UNCONSOLIDATED VENTURE

     The Partnership acquired an interest in 245 Park, which owned a 46-story office building located at 245 Park Avenue, New York, New York. The Partnership acquired its approximate 48.25% ownership interest in 245 Park for approximately $63,927,000 from an affiliate of the joint venture partners. In addition to the Partnership, the other partners (the "O&Y partners") of 245 Park included Olympia & York 245 Park Ave. Holding Company, L.P., Olympia & York Equity Company, L.P., and Olympia & York 245 Corp., all of which were affiliates of Olympia & York Developments, Ltd. ("O&Y").

     As a result of the well-publicized financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from
creditors under Chapter 11 of the United States Bankruptcy Code.   During
1996, the O&Y partners and these certain other O&Y affiliates restructured their ownership interest in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, 245 Park filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of 245 Park, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding 245 Park Avenue as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in a newly formed partnership, WFP, LP. The managing general partner of WFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan. WFP, LP's principal assets are majority and controlling interests in six office buildings.

     The Plan was conditioned upon refinancings of the first and junior mortgage loans secured by 245 Park Avenue in the aggregate principal amount of approximately $383,000,000. As previously reported, the first mortgage loan matured January 1, 1994 and the junior mortgage loans matured on October 1, 1994. 245 Park and the first mortgage lender continued to negotiate a modification and extension of the first mortgage loan. While negotiations with the first mortgage lender were taking place, such lender refrained from taking any actions or exercising any of its remedies as a result of the loan having matured on January 1, 1994, and 245 Park continued to make monthly payments of principal and interest through the Effective Date. The holder of the junior mortgage loans also refrained from taking any action or exercising any of its remedies as a result of the loans maturing on October 1, 1994, and 245 Park continued to make, and the holder of the junior loans continued to accept, monthly payments of interest through the Effective Date. On November 21, 1996, the first mortgage lender and junior mortgage lender modified and extended the respective mortgage loans. The Partnership recognized forgiveness of indebtedness of $9,486,508 as an extraordinary item related to the restructuring of the junior mortgage loan in 1996 for default interest which was forgiven.

     Although the Plan is effective, WFP, LP and the Partnership each have
a substantial amount of indebtedness remaining.   If any of the buildings
are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable to JMB Realty Corporation (aggregating approximately $62,253,000 at December 31,
1996). Only after such applications would any remaining proceeds be available to be distributed to the Holders. As a result, it is unlikely that the Holders ever will receive any significant portion of their original investment. However, in the event of a sale or other disposition of the property (including a transfer to the lenders), the Holders would recognize substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes). For certain Holders, such taxable gain may be largely offset by suspended passive activity losses. Each Holder's tax liability will depend on such Holders own tax situation.

     The Partnership and its lender had reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. These term loans (described below) were secured by the Partnership's interest in its real estate investment, and $25,000,000 ($16,042,000 at December 31, 1996 and 1995) of the term loans required interest only payments. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) one-half of the principal amount of the term loans requires interest to be paid currently at a rate related to either the London Interbank Offer Rate (LIBOR) or the prime rate while interest on the balance of the term loans will accrue at an annual rate of 2%; (iii) the term loan bearing interest at a rate related to either LIBOR (the "LIBOR Note") or the prime rate was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 was converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. Payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrues on these advances (and accrued and deferred interest thereon) at the annual rate of prime plus 1% (9.25% at December 31, 1996). As of December 31, 1996, JMB has advanced approximately $12,376,000, evidenced by a demand note, which includes the principal and interest payments made related to the loan modification discussed above, advances to pay operating costs of the Partnership and accrued and deferred interest on the demand note. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in its real estate investment.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, which included the JMB guarantee, which has been terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal and interest payments are required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America, Illinois. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. These loans and the demand loan payable to JMB are secured by the Partnership's interest in its real estate investment and are subject to mandatory prepayment of principal and interest out of any distributions received by the Partnership from its real estate investment. It currently appears unlikely, however, that any significant distributions will be received by the Partnership from its real estate investment due to the level of indebtedness remaining on the properties owned by WFP, LP. Accordingly, the Partnership's primary source of capital to pay for continuing operations is continued advances from JMB under the demand loan.


NOTES PAYABLE TO AN AFFILIATE

     Notes payable to an affiliate consist of the following at December 31, 1996 and 1995:

                                                 1996               1995
                                             -----------        -----------
Notes payable (term loans)
 bearing interest at a variable
 rate related to LIBOR (8.125%
 per annum at December 31, 1996);
 secured by the Partnership's
 interest in its real estate
 investment; interest payable
 monthly until December 1998
 (principal in the amount of
 $2,707,000 paid in 1995) when
 the remaining amount is due;  . . . . . .   $16,042,000         16,042,000

Notes payable (term loans)
 bearing interest at 2% per
 annum; secured by the Partnership's
 interest in its real estate
 investment; no payments until
 December 1998 when the entire
 principal amount and accrued
 compounded interest are due;. . . . . . .    25,000,000         25,000,000





                                                 1996               1995
                                             -----------        -----------
Notes payable (term loans)
 bearing interest at 2% per
 annum; secured by the
 Partnership's interest in
 its real estate investment;
 no payments until December
 1998 when the entire principal
 amount and accrued compounded
 interest are due; . . . . . . . . . . . .     2,194,631          2,194,631

Demand note payable bearing
 interest at prime plus 1%
 (9.25% per annum at December 31,
 1996); advanced by JMB; maximum
 principal sum of a specified
 amount secured by the Partner-
 ship's interest in its real
 estate investment . . . . . . . . . . . .    12,375,592         12,029,591
                                             -----------        -----------
                                             $55,612,223         55,266,222
                                             ===========        ===========

     In addition, deferred interest payable was $6,640,810 and $3,506,301 as of December 31, 1996 and 1995, respectively.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in its real estate investment will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders. All losses from the sale of all or substantially all of the Partnership's interest in its real estate investment will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership generally will be made 94% to the Limited Partners and 6% to the General Partners. Distributions of "sale proceeds" or "financing proceeds" (as defined) will be made first to the Holders in an amount equal to their contributed capital, next to the General Partners in an amount equal to their capital contributions, and the balance 70% to the Holders and 30% to the General Partners. Distributions would be made to the Partners only after the satisfaction of all Partnership liabilities.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:






                                                                 UNPAID AT
                                                                DECEMBER 31,
                                1996         1995       1994       1996
                               -------      ------     ------   ------------
Reimbursement (at cost)
 for legal services. . . . .   $ 1,455       3,892      3,707        1,455
Reimbursement (at cost)
 for accounting
 services. . . . . . . . . .       750       8,423      7,836          750
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .       518        --         --            518
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . .     9,860       1,817       --           --
                               -------      ------     ------      ------
                               $12,583      14,132     11,543       2,723
                               =======      ======     ======      ======

     All above reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

     Reference is made to the preceding Note for a discussion of certain loans and notes payable by the Partnership to JMB and related collateral held by JMB.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for WFP, LP as of and for the period ended December 31, 1996 (inclusive of results of operations from 245 Park through the Effective Date and WFP, LP subsequent to the restructuring date) and 245 Park as of and for the year ended December 31, 1995:

                                                                  1996
                                                              ------------
                                                                 (000's)
Assets:
  Commercial properties. . . . . . . . . . . . . . . . .       $ 2,401,880
  Other assets . . . . . . . . . . . . . . . . . . . . .           215,843
                                                               -----------
     Total assets. . . . . . . . . . . . . . . . . . . .       $ 2,617,723
                                                               ===========
Liabilities and Partners Capital:
  Accounts payable and other payables. . . . . . . . . .       $    69,547
  Long term debt . . . . . . . . . . . . . . . . . . . .         1,983,566
  Venture Partners equity. . . . . . . . . . . . . . . .           532,885
                                                               -----------
     Total liabilities . . . . . . . . . . . . . . . . .       $ 2,585,998
                                                               ===========
Represented by:
  Invested capital . . . . . . . . . . . . . . . . . . .       $    31,426
  Cumulative distributions . . . . . . . . . . . . . . .             --
  Cumulative net earnings. . . . . . . . . . . . . . . .               299
                                                               -----------
                                                               $    31,725
                                                               ===========
Total income . . . . . . . . . . . . . . . . . . . . . .       $   162,984
Expenses applicable to operating loss. . . . . . . . . .           137,932
                                                               -----------
Net income (loss). . . . . . . . . . . . . . . . . . . .       $    25,052
                                                               ===========
Partnership's share:
  Gain on forgiveness of debt. . . . . . . . . . . . . .       $     9,487
  Equity in earnings of 245 Park . . . . . . . . . . . .               (24)
  Equity in earnings of WFP, LP. . . . . . . . . . . . .               503
                                                               -----------
                                                               $     9,966
                                                               ===========





                                                                  1995
                                                              ------------

Current assets . . . . . . . . . . . . . . . . . . . . .       $65,820,474
Current liabilities. . . . . . . . . . . . . . . . . . .      (420,430,107)
                                                              ------------
          Working capital deficit. . . . . . . . . . . .      (354,609,633)
                                                              ------------

Investment property, net . . . . . . . . . . . . . . . .       363,852,639
Deferred expenses. . . . . . . . . . . . . . . . . . . .        11,645,555
Accrued rents receivable . . . . . . . . . . . . . . . .        25,269,713
Loans from affiliates. . . . . . . . . . . . . . . . . .       (91,679,580)
Venture partners' equity . . . . . . . . . . . . . . . .       (30,720,959)
                                                              ------------
     Partnership's capital (deficit) . . . . . . . . . .      $(76,242,265)
                                                              ============
Represented by:
  Invested capital . . . . . . . . . . . . . . . . . . .      $ 86,054,290
  Cumulative distributions . . . . . . . . . . . . . . .       (38,561,363)
  Cumulative net earnings
   losses. . . . . . . . . . . . . . . . . . . . . . . .      (123,735,192)
                                                              ------------
                                                              $(76,242,265)
                                                              ============

Total income . . . . . . . . . . . . . . . . . . . . . .      $100,360,354
Expenses applicable to operating loss. . . . . . . . . .       109,093,114
                                                              ------------
Net income (loss). . . . . . . . . . . . . . . . . . . .      $ (8,732,760)
                                                              ============

     Total income and net income (loss) for the year ended December 31, 1996 includes an extraordinary gain on forgiveness of indebtedness of $19,661,157 related to the restructuring of 245 Park Avenue.

     The total income, expenses and net earnings for the year ended December 31, 1994 were $99,637,775, $105,900,547 and $6,262,772, respectively.

     The Partnership's capital (deficit) in WFP, LP differs from its investment in unconsolidated venture, due to the adoption of fresh start accounting by WFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in WFP, LP on the Effective Date) over a period not to exceed forty years. Such amounts may be written off sooner in the event of the sale or disposition of the properties owned by WFP, LP or the Partnership's interest in WFP, LP.





                       WORLD FINANCIAL PROPERTIES, L.P.
                       (A Delaware Limited Partnership)

                                     INDEX

                               December 31, 1996



Independent Auditors' Report

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Partners' Capital

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements










                         INDEPENDENT AUDITORS' REPORT


To the Partners of
World Financial Properties, L.P.

     We have audited the accompanying consolidated balance sheet of World Financial Properties, L.P. (the Company) as of December 31, 1996, and the related consolidated statement of operations, partners' capital and cash flows for the period November 21, 1996 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of World Financial Properties, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

     As discussed in Notes 1, 2, 9 and 10 to the consolidated financial statements, World Financial Properties, L.P. was formed on November 21, 1996, pursuant to a Chapter 11 Plan filed with the U.S. Bankruptcy Court for the Southern District of New York. The Company accounted for the Reorganization as of November 21, 1996 and adopted "Fresh-Start Accounting." Accordingly, the accompanying financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."




                                               DELOITTE & TOUCHE LLP

March 3,1997






                       WORLD FINANCIAL PROPERTIES, L.P.

                          CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1996
                                    (000's)



               ASSETS

                                                   NOTE

Commercial properties. . . . . . . . . . . .        1-4          $ 2,401,880

Joint ventures - commercial properties . . .        1-3               53,181
Cash and cash equivalents
 (including restricted cash and
  cash equivalents of $88,264) . . . . . . .         2d              110,866
Accounts receivable. . . . . . . . . . . . .                          13,900
Other assets . . . . . . . . . . . . . . . .         8a               37,896
                                                                 -----------
Total Assets . . . . . . . . . . . . . . . .                     $ 2,617,723
                                                                 ===========

          LIABILITIES AND PARTNERS' CAPITAL

Long term debt . . . . . . . . . . . . . . .          4          $ 1,950,149
Unsecured long term debt . . . . . . . . . .          5               33,417
Accounts payable and other payables. . . . .          6               69,547
                                                                 -----------
                                                                   2,053,113
                                                                 -----------
Commitments and contingencies. . . . . . . .          9                --

Partners' capital. . . . . . . . . . . . . .          1              564,610
                                                                 -----------
Total Liabilities and
  Partners' Capital. . . . . . . . . . . . .                     $ 2,617,723
                                                                 ===========



























                  The accompanying notes are an integral part
                         of this financial statement.




                       WORLD FINANCIAL PROPERTIES, L.P.

                     CONSOLIDATED STATEMENT OF OPERATIONS

          FOR THE PERIOD NOVEMBER 21, 1996 THROUGH DECEMBER 31, 1996
                                    (000's)



INCOME:                                            NOTE


Rental income. . . . . . . . . . . . . . . .          7              $41,309
Income from joint ventures . . . . . . . . .                             806
Interest and other income. . . . . . . . . .                             703
                                                                     -------

                                                                      42,818
                                                                     -------
EXPENSES:

Property operations. . . . . . . . . . . . .                          14,045
Interest . . . . . . . . . . . . . . . . . .        4,5               17,519
General and administrative . . . . . . . . .                           1,081
Depreciation and amortization. . . . . . . .         2b                4,847
                                                                     -------
                                                                      37,492
                                                                     -------
NET INCOME . . . . . . . . . . . . . . . . .                         $ 5,326
                                                                     =======





































                  The accompanying notes are an integral part
                         of this financial statement.




                                           WORLD FINANCIAL PROPERTIES, L.P.

                                      CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                              FOR THE PERIOD NOVEMBER 21, 1996 THROUGH DECEMBER 31, 1996
                                                        (000's)


                                                                                 Net Income for
                                                                                   the Period
                                                                 Balance            11/21/96 -              Balance
                                                                11/21/96            12/31/96               12/31/96
                                                               ----------        --------------           ----------
          GENERAL PARTNERS

World Financial Properties, Inc. . . . . . . . . .              $  5,593               $    53              $  5,646

JMB 245 Park Avenue Holding
  Company, LLC . . . . . . . . . . . . . . . . . .                31,426                   299                31,725


          LIMITED PARTNERS

Brookfield Properties Corporation:

  Battery Park Holdings Inc. . . . . . . . . . . .               203,075                 1,934               205,009

  Olympia & York Tower B Company . . . . . . . . .                44,888                   427                45,315

Canadian Imperial Bank of Commerce . . . . . . . .               115,154                 1,097               116,251

WFP Holdings Limited Partnership . . . . . . . . .                19,193                   183                19,376

Emerald LP Holdings, Inc.. . . . . . . . . . . . .               125,229                 1,193               126,422

Other. . . . . . . . . . . . . . . . . . . . . . .                14,726                   140                14,866
                                                                --------               -------              --------

                                                                $559,284               $ 5,326              $564,610
                                                                ========               =======              ========




                                      The accompanying notes are an integral part
                                             of this financial statement.




                       WORLD FINANCIAL PROPERTIES, L.P.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE PERIOD NOVEMBER 21, 1996 TO DECEMBER 31, 1996
                                    (000's)


OPERATING ACTIVITIES:


Net income . . . . . . . . . . . . . . . . . . . . . . . . . .   $    5,326
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . .        4,847
  Income from joint ventures . . . . . . . . . . . . . . . . .         (806)
  Accrued interest income. . . . . . . . . . . . . . . . . . .          (12)
  Accrued interest expense . . . . . . . . . . . . . . . . . .        9,185
  Changes in other operating assets and liabilities:
    Increase in accounts receivable. . . . . . . . . . . . . .       (7,317)
    Decrease in other assets . . . . . . . . . . . . . . . . .        7,537
    Decrease in accounts payable and other payables. . . . . .      (11,768)
                                                                 ----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . .        6,992
                                                                 ----------
INVESTING ACTIVITIES:

Additions to commercial properties . . . . . . . . . . . . . .        4,697
Mortgages and long term receivables, net . . . . . . . . . . .          102
                                                                 ----------

      NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . . . .        4,799
                                                                 ----------
FINANCING ACTIVITIES:

Advances to joint venturers. . . . . . . . . . . . . . . . . .         (974)
Repayments of long term debt . . . . . . . . . . . . . . . . .         (658)
                                                                 ----------

      NET CASH USED BY FINANCING ACTIVITIES. . . . . . . . . .       (1,632)
                                                                 ----------

Increase in cash and cash equivalents. . . . . . . . . . . . .       10,159
Cash and cash equivalents - beginning of period. . . . . . . .      100,707
                                                                 ----------
Cash and cash equivalents - end of period. . . . . . . . . . .   $  110,866
                                                                 ==========



















                  The accompanying notes are an integral part
                         of this financial statement.




                       WORLD FINANCIAL PROPERTIES, L.P.
                       (A Delaware Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (000's)



1.   ORGANIZATION

     World Financial Properties, L.P. (the Company) is a Delaware limited partnership organized as of November 21, 1996 by and among World Financial Properties, Inc., a Delaware corporation wholly owned by the Co-Proponents (as defined below), as a general partner, JMB 245 Park Avenue Holding Company, LLC (JMB), as a general partner, and Battery Park Holdings Inc., Olympia & York Tower B Company (both of which are subsidiaries of Brookfield Properties Corporation and are collectively referred to as
BPHI), Canadian Imperial Bank of Commerce (CIBC), WFP Holdings Limited Partnership (Dragon), Emerald LP Holdings, Inc. (Citibank) and various other partners as limited partners. BPHI, CIBC, Dragon and Citibank are collectively referred to as the Co-Proponents.

     The Company was formed pursuant to the Third Amended Joint Plan of Reorganization of Olympia & York Realty Corp., et.al. (the Plan) filed with the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). Olympia & York Realty Corp., et.al. comprised the principal entities which formerly owned and operated real estate under the name "The U.S. Operations of Olympia & York" (O&Y U.S.). The Plan was confirmed by the Bankruptcy Court on September 21, 1996 and provided for, among other things, the reorganization of certain O&Y (U.S.) companies as newly organized companies, the settlements of various litigations, and the settlement of various claims. Substantial consummation of the Plan (Consummation) occurred on or about November 21, 1996.

     The Company has accounted for the reorganization using "fresh-start accounting", pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7, as of the Consummation date. Accordingly, all assets and liabilities have been restated to reflect their reorganization value (Reorganization Value), as defined pursuant to the Order confirming the Plan, dated September 21, 1996, which approximates fair value at the date of consummation. The reorganization value for real estate assets was determined by management of the Company (Management) based upon estimates and analyses provided to O&Y (U.S.) in connection with the confirmation of the Plan by Ahern & Partners, financial and restructuring advisor to O&Y (U.S.). These values formed the basis for the financial information included in the Financial Appendix that was "Exhibit B" to the Second Amended Disclosure Statement (Financial Information) filed with the Bankruptcy Court in connection with the confirmation of the Plan. Significant assumptions used to determine value included rental rates, discount and capitalization rates and lease up periods. Amounts ultimately realized by the Company from the operations or disposal of these properties may vary significantly from the values presented as economic and market factors change.

     Assumptions used to estimate the value of the remaining assets and liabilities included estimates of cash outlays for legal and various closing costs, and interest rates. These values were also determined pursuant to the Order confirming the Plan.





     As disclosed below there were differences between the assets and liabilities of the Company reflected in the Financial Information and the actual results as of November 21, 1996. The result of those differences included $64.4 million of swap costs as described in (a) below, and $22.7 million of net assets in excess of reorganization value, generally as described in (b), (c) and (e) below. Management has not adjusted opening capital but has shown the net of these two amounts as an increase in real estate and investment in joint ventures. Had Management adjusted opening capital for the $22.7 million, the Company's adjusted opening capital would have been as follows:

     -       Adjusted Opening Capital                              $559,284

     -       Net Assets in Excess of Reorganization Value            22,700
                                                                   --------

     -       Pro forma Opening Capital                             $581 984
                                                                   ========






     The differences between the Financial Information and the actual results are further detailed as below:

                                                                                                              OPENING
                                                                     FINANCIAL                                BALANCE
                                                                    INFORMATION         ADJUSTMENTS            SHEET
                                                                    -----------         -----------         ----------

ASSETS

Real estate. . . . . . . . . . . . . . . . . . . . . . . .           $2,368,189        $ 41,089 (a)         $2,409,278
Investment in joint venture. . . . . . . . . . . . . . . .               45,434           5,967                 51,401
Cash and restricted cash . . . . . . . . . . . . . . . . .               65,990          34,717 (b)            100,707
Other assets . . . . . . . . . . . . . . . . . . . . . . .               22,344          29,778 (c)             52,122
                                                                     ----------        --------             ----------

Total Assets . . . . . . . . . . . . . . . . . . . . . . .           $2,501,957        $111,551             $2,613,508
                                                                     ==========        ========             ==========

LIABILITIES AND PARTNERS' CAPITAL

Long-term debt . . . . . . . . . . . . . . . . . . . . . .           $1,887,443        $ 63,053 (d)         $1,950,496
Unsecured note payable . . . . . . . . . . . . . . . . . .               25,000           8,417                 33,417
Accounts payable . . . . . . . . . . . . . . . . . . . . .               41,586          28,725 (e)             70,311
                                                                     ----------        --------             ----------

Total Liabilities. . . . . . . . . . . . . . . . . . . . .            1,954,029         100,195              2,054,224
                                                                     ----------        --------             ----------

Partners' Capital. . . . . . . . . . . . . . . . . . . . .              547,928          11,356 (f)            559,284
                                                                     ----------        --------             ----------

Total Liabilities and Partners' Capital. . . . . . . . . .           $2,501,957        $111,551             $2,613,508
                                                                     ==========        ========             ==========






     Significant adjustments are detailed as follows:

     a.  Real estate

     In connection with the proposed refinancings of Towers B and D of World Financial Center, the predecessors to the companies which own Towers B and D, and certain of the Co-Proponents, on behalf of those companies, entered into a series of "swap contracts" locking in certain interest rates on portions of the proposed refinancings. Interest rate changes after the contract dates produced changes in the market values of the swap contracts.

These contracts, which terminated with the closings of the refinancings, resulted in an aggregate cost of $64.4 million to close the contracts. As contemplated by the Plan and required by the agreements relating to these refinancings, the Company was required to bear this cost. This cost was a result of a decline in interest rates during the holding period, and is being classified as adjustments to revenue producing real estate and investment in joint ventures. Furthermore, real estate was reduced by $22.7 million, which represented the net assets in excess of Reorganization Value on Consummation.

     b.   Cash

     The additional cash balances of the Company are the result of additional proceeds from certain financings of $13.4 million, accruals for closing costs paid after Consummation of $7.4 million, and net other of $13.9 million, which is due primarily to reductions of closing costs.

     c.   Other assets

     Included in other assets is $20 million relating to the Disputed Assets, as discussed in (f) below.

     d.   Long term debt

     Additional long term debt represents primarily additional borrowings secured by Tower B which were achieved as a result of the decline in interest rates. These borrowings were partially offset by the "swap" costs as discussed in (a) above.

     e.   Accounts payable

     Included in accounts payable is $12.7 million, which represents reserves for claims as more fully discussed in Note 9(d), $7.4 million accrued for closing costs which had been projected to be paid at Consummation and net other of $8.6 million, which includes prepaid rent and sundry other payables.

     f.   Partners' capital

     Included in partners' capital is an adjustment of $8,417 relating to additional unsecured notes payable issued, as more fully discussed in Note 5, offset by $20 million, relating to Olympia & York SF Holdings Corporation and Miami Center Joint Venture (the Disputed Assets). Pursuant to the Plan, Realty Corp. creditors, who principally are the Co-Proponents, were issued Class B partnership units which will be converted into Class A units upon resolution of the Disputed Assets. Pursuant to the Financial Information, the Disputed Assets were assigned a net value of $28.6 million. Management believes that, conservatively, at least $20 million will be converted to Class A units.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a.   Principals of consolidation and accounting presentation

     (i) The Company accounted for the reorganization using fresh start accounting, therefore all assets and liabilities existing at November 21, 1996 were restated to reflect their reorganization value (see Note 1).




     (ii) The consolidated financial statements include the accounts of the Company and all of its subsidiaries, as well as joint ventures and partnerships which the Company controls, after elimination of intercompany accounts and transactions.

     (iii) The Company accounts for its investments in joint ventures and partnerships in which it does not have the controlling interest on the equity method.

     b.   Depreciation and amortization

     Depreciation of office buildings and improvements is provided on the straight-line method over the estimated lives of the buildings which Management has estimated to be 40-50 years from Consummation. Amortization of lease incentive costs, including tenant improvements, is provided on the straight-line method over the terms of the related leases. These charges are reflected as reductions of rental income.

     c.   Income taxes

     The Company, as a partnership, is not subject to Federal, state and city income taxes, with the exception of certain corporate subsidiaries. Accordingly, the Company makes no provision for income taxes in its financial statements except for the aforementioned corporate subsidiaries, where income taxes are provided as required. The Company's taxable income or loss, excluding the taxable income or loss of the corporate subsidiaries, is reportable by the partners.

     d.   Cash

     For financial reporting purposes, the Company considers all highly liquid investments that have original maturities of three months or less, to be cash equivalents.

     Restricted cash and cash equivalents represents amounts of $68.7 million which are subject to certain loan agreements, as well as amounts of $19.6 million which have been reserved for Bankruptcy Claim resolution (see
Note 9d).

     e.   Financial instruments

     Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosures of fair values of financial instruments for which it is practicable to estimate that value. Based on available market information, the Company estimates that the fair value of its financial assets and liabilities approximates their carrying value.

     f.   Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     g.   Rental income

     Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases, and are recorded as adjustments to rental income.





3.   COMMERCIAL PROPERTIES

     Description

     The Company, through its subsidiaries and joint ventures, is primarily involved in the operation of commercial real estate located in New York City and whose tenants are principally large financial and professional service institutions. The properties owned by the Company, in whole or in part, are as follows:

     (i)     WORLD FINANCIAL CENTER - TOWER A, NEW YORK, NEW YORK

             Tower A is a 40-story commercial office building which was completed in 1985 and has a net rentable area of 1,510,987 square feet. The property is owned in a general partnership with an affiliate of Oppenheimer Group, Inc., a major tenant in Tower A, who holds a 26% partnership interest. At December 31, 1996 the property is 98% leased.

     (ii)    WORLD FINANCIAL CENTER - TOWER B, NEW YORK, NEW YORK

             Tower B is a 45-story commercial office building which was completed in 1985 and has a net rentable area of 2,581,288 square feet. The property is currently 99% leased, on a net basis, to an affiliate of Merrill Lynch & Co. (Merrill).

     (iii)   WORLD FINANCIAL CENTER - TOWER D, NEW YORK, NEW YORK

             Tower D is a 34-story commercial office building which was completed in 1987 and has a net rentable area of 1,813,659 square feet. The property is 99% leased, on a net basis, to an affiliate of Merrill. The property is owned in a general partnership with Merrill, with the Company owning a 51% interest and Merrill holding a 49% interest.

     (iv)    ONE LIBERTY PLAZA, NEW YORK, NEW YORK

             One Liberty Plaza is a 53-story commercial office building which was completed in 1971 and has a net rentable area of 2,124,000 square feet. At December 31, 1996 the property is 87% leased.

     (v)     245 PARK AVENUE, NEW YORK, NEW YORK

             245 Park Avenue is a 45-story commercial office building which was completed in 1970 and has a net rentable area of 1,617,779 square feet. At December 31, 1996 the property is 89% leased.

     (vi)    53 STATE STREET, BOSTON, MASSACHUSETTS

             53 State Street is a 40-story commercial office building which was completed in 1985 and has a net rentable area of 1,120,162 square feet. The building is owned in a limited partnership with an affiliate of Nomura, Babcock & Brown (NBB), with each partner having a 50% interest. An affiliate of NBB has also provided financing for the building. The financing, which is due in 1998, is secured by a mortgage and a pledge of the Company's interest in the building. Based upon current market conditions, the Company's equity in the property is less than the debt it secures. Therefore, at December 31, 1996 the Company is reflecting its equity interest in the property at $0. At December 31, 1996, the property is 99% leased.





CONSOLIDATED COMMERCIAL PROPERTIES:

     The Company's commercial properties at December 31, 1996 consist of operating office buildings as summarized as follows:

                 Land. . . . . . . . . . . . . . .     $  348,179
                 Buildings and improvements. . . .      2,058,532
                                                       ----------
                                                        2,406,711
                 Accumulated depreciation
                  and amortization . . . . . . . .        (4,831)
                                                       ----------

                 Total commercial properties . . .    $ 2,401,880
                                                      ===========

JOINT VENTURES - COMMERCIAL PROPERTIES:

     The combined condensed balance sheets and combined condensed statements of operations of joint venture partnerships at and for the 40-day period to December 31, 1996 are as follows:


                                                     53 STATE
                                       TOWER D        STREET         TOTAL
                                     ----------      --------      --------
ASSETS
  Commercial properties. . . . . .     $671,034      $183,777      $854,811
  Other assets . . . . . . . . . .        6,770         1,672         8,442
                                       --------      --------      --------

  Total assets . . . . . . . . . .     $677,804      $185,449      $863,253
                                       ========      ========      ========

LIABILITIES
  Long term debt . . . . . . . . .     $434,346      $145,000      $579,346
  Accounts payable and other . . .        2,967         2,560         5,527
                                       --------      --------      --------
  Total liabilities. . . . . . . .      437,313       147,560       584,873
                                       --------      --------      --------

CAPITAL

  World Financial Properties,
    L.P. . . . . . . . . . . . . .       52,207           974        53,181
  Co-venturer  . . . . . . . . . .      188,284        36,915       225,199
                                       --------      --------      --------
                                        240,491        37,889       278,380
                                       --------      --------      --------
  Total liabilities and
    partners' capital. . . . . . .     $677,804      $185,449      $863,253
                                       ========      ========      ========

Revenues . . . . . . . . . . . . .     $  8,777      $  4,935      $ 13,712
Operating expenses . . . . . . . .       (5,583)       (3,303)       (8,886)
Depreciation and amortization. . .       (1,473)         (507)       (1,980)
                                       --------      --------      --------
  Net income . . . . . . . . . . .     $  1,721      $  1,125      $  2,846
                                       ========      ========      ========





4.   LONG TERM DEBT

     Long term debt of $1,911.8 million at December 31, 1996 carries a weighted average interest rate of 7.84% and is secured by mortgages and other security interests which are collateralized by commercial properties.

Total interest paid for the 40-day period to December 31, 1996 aggregated $8.3 million. The scheduled repayments of long term debt at December 31, 1996 are as follows:

                    Years ending December 31,
                               1997. . . . . . . . . .    $   11,725
                               1998. . . . . . . . . .        26,741
                               1999. . . . . . . . . .        49,774
                               2000. . . . . . . . . .        61,001
                               2001. . . . . . . . . .        72,534
                               Thereafter. . . . . . .     1,690,072
                                                          ----------
                                                          $1,911,847
                                                          ==========

     In addition, included in long term debt is subordinated long term debt which represents the net carrying value of a non-interest bearing promissory note (the Note) payable by WFP Tower B Co., L. P. (the Obligor), a subsidiary of World Financial Properties, L.P. and which matures in 2014. The Note carries a face amount of $150 million (the Maturity Amount) and is convertible by the Obligor at maturity into a 25% interest in Tower B, provided that the fair market value of Tower B, taking into account the then outstanding principal indebtedness secured by the leasehold interest in Tower B, is at least $600 million. The carrying amount represents the current value of the Note based upon the estimated residual value of the building discounted at 9.5%.

5.   UNSECURED NOTE PAYABLE

     On Consummation, each holder of an Allowed Unaffiliated Unsecured Claim against the Consolidated Devco entities, all as defined in the Plan, was distributed on account of such claim a partnership unit of the Company representing 2.29% of such claim and a convertible note (the Note) in the principal amount of 5.71% of such claim. The Notes mature in 2004 and bear interest at 8% for the first two years and 9% thereafter. Interest is paid quarterly in arrears.

     The Company has the right to redeem the Notes, as a whole or in part, at any time prior to November 21, 1998, subject to and pursuant to the terms of the Indenture at a redemption price equal to the then outstanding principal amount plus accrued interest. Furthermore, the holder of a Note is entitled at its option to convert the Note into a partnership unit of the Company. The conversion will be at the initial conversion price, subject to adjustment as defined in the Indenture.

     Included in the principal amount of the Notes outstanding is a Note in the amount of $12,749,000 issued to World Financial Properties, L.P., as agent, on account of certain disputed claims under the Plan. Pursuant to the Plan, as such disputed claims get resolved, Notes in amounts corresponding to the disputed claims will be distributed from such escrow to either the claimant or, to the extent the Company is successful in defense of the claim, to the Co-Proponents. Notes issued to the Co-Proponents will then be contributed to the Company in exchange for additional partnership units in the Company, in accordance with the Plan.

6.   ACCOUNTS PAYABLE AND OTHER PAYABLES

     Included in accounts payable and other payables is $11.9 million due to the City and State of New York relating to a tax settlement agreement between O&Y (U.S.) and the City and State of New York in connection with the settlement of amounts due for corporate taxes. This balance is payable in semi-annual installments through 2000, with interest at 9%.





7.   RENTALS UNDER OPERATING LEASES

     Rental revenues are derived from the leasing of space in the Buildings to commercial and retail tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense escalations to be paid in monthly installments. Rental income includes additional rentals for operating expense reimbursements and escalations amounting to $6.9 million for the period ended December 31, 1996.

     The following is a schedule of minimum future rental income under noncancelable operating leases during the next five years and thereafter presented on a straight-line basis.

                    Years ending December 31,

                               1997. . . . . . . . . .    $  300,702
                               1998. . . . . . . . . .       289,547
                               1999. . . . . . . . . .       285,770
                               2000. . . . . . . . . .       281,800
                               2001. . . . . . . . . .       279,657
                               Thereafter. . . . . . .     1,997,937
                                                          ----------

          Total future minimum rentals . . . . . . . .    $3,435,413
                                                          ==========

8.   RELATED PARTY TRANSACTIONS

     a. Included in other assets is a note receivable from the Co-Proponents in the amount of $1.2 million. This note bears interest at 9% and is due in 2001.

     b. World Financial Properties, L.P. performs management services for certain of its properties and certain affiliates pursuant to separate agreements. For the 40-day period ended December 31, 1996, $1.3 million in fees were earned, of which $1 million has been eliminated within this financial statement.

9.   COMMITMENTS AND CONTINGENCIES

     a. The Company is obligated under various ground leases expiring between 2069 and 2077. The following is a schedule of the future minimum rental payments under these leases.

                    Years ending December 31,

                               1997. . . . . . . . . .      $ 10,310
                               1998. . . . . . . . . .        10,310
                               1999. . . . . . . . . .        10,310
                               2000. . . . . . . . . .        10,310
                               2001. . . . . . . . . .        10,310
                               Thereafter. . . . . . .       696,387
                                                            --------
                                                            $747,937
                                                            ========

     b. A wholly-owned, consolidated corporate subsidiary of the Company is currently involved in litigation (the SF Litigation) with Coopers & Lybrand OYDL Inc. (Coopers) in connection with an action filed by Coopers against Olympia & York Realty Corp. and Olympia & York SF Holdings Corporation (collectively SF) in 1993. This action, which is pending in an Ontario, Canada court, arose in connection with a claim by Coopers to reinstate indebtedness (approximately $332 million) between SF Holdings and Olympia & York Developments Ltd. (OYDL). In connection with this action Coopers had filed with the Bankruptcy court various claims against SF. These claims were filed along with various other claims by Coopers against SF and certain of the entities which comprised O&Y (U.S.).





     Pursuant to a settlement agreement (Settlement Agreement) dated September 10, 1996 between Coopers and O&Y (U.S.), Coopers agreed to withdraw all claims in exchange for a $50 million Allowed Unaffiliated Unsecured Claim and the right to pursue the SF Litigation. In connection with the SF litigation, the parties agreed to escrow the assets of SF Holdings (the Disputed SF Assets) pending the outcome of the litigation. These assets consist of cash totaling approximately $21 million, part of which is subject to certain security interests which are expected to be released in connection with the Plan.

     While the ultimate resolution of the SF Litigation cannot be assured, Management believes that it will ultimately be successful in defending these actions, and the Disputed SF Assets will be released to the Company.

     c. Through Olympia & York Florida Equity Corp., a wholly-owned subsidiary which is currently a debtor-in-possession in a Chapter 11 case pending in the U.S. Bankruptcy Court for the Southern District of New York, the Company has a 50% interest in Miami Center Joint Venture (MCJV), a joint venture formed in 1981 to own and develop certain land in Miami, Florida. MCJV is currently a debtor in a Chapter 11 case pending in the same Bankruptcy Court. The other 50% interest in MCJV was held by Theodore Gould but, pursuant to a confirmed Chapter 11 plan of reorganization for Mr. Gould's business, all of his rights and interests in MCJV were transferred to a liquidating trustee. Based upon advances made by O&Y (U.S.) to MCJV to the ownership of which the Company has succeeded, the Company currently expects to receive ultimately substantially all of MCJV's equity upon the final disposition of MCJV's Chapter 11 case. However, there is no assurance as to the timing or the nature of the ultimate resolution of MCJV's Chapter 11 case.

     d. On Consummation of the Plan, various claims were outstanding for which the Company was obligated to reserve amounts (cash, debt and partnership units in the Company) pending settlement of these claims, At December 31, 1996 the Company had reserves of $19.6 million in cash, and $12.7 million in debt and 1107 partnership units.

     The Company is in the process of resolving these claims and believes that reserves against these deposits are adequate to cover any amounts which will ultimately be transferred to any of the claimants.

10.   HISTORICAL BALANCE SHEET

     As contained in the Financial Information, the following summarizes the adjustments of the historical financial statements of O&Y (U.S.) to the opening balance sheet, as included in footnote 1. (Presented in $millions)








                                    U.S.          Operating
                                 Operations          and                       Transferred
                                   Olympia      Restructuring                   to World
                                   & York         Activity(a)      Combined     Financial
                                    as of           1/1/96 -         Total     Properties,     Disputed    Liquidating
                                  12/31/95         11/21/96        11/21/96       L.P.          Assets         Corp.
                                  --------      -------------     ---------    -----------     --------    -----------

ASSETS

Commercial Real Estate . . .        $2,592       $   258   (b)       $2,850        $2,368           $17          $465
Investment in
  Joint Ventures . . . . . .           --             45                 45            45            --            --
Cash and Equivalents . . . .           212           (73)               139            66            22            51
Other Assets . . . . . . . .           609          (501)               108            23            --            85
                                    ------       -------             ------        ------           ---          ----

Total Assets . . . . . . . .        $3,413       $  (271)            $3,142        $2,502           $39          $601
                                    ======       =======             ======        ======           ===          ====

LIABILITIES

Debt . . . . . . . . . . . .        $4,933       $(2,396)  (c)       $2,537        $1,887           $--          $650
Accounts Payable and
  Other Liabilities. . . . .            94           (67)                27            67            10           (49)
                                    ------       -------             ------        ------           ---          ----

Total Liabilities. . . . . .         5,027        (2,463)             2,564         1,954           $10           601

Capital (Deficit). . . . . .        (1,614)         2,192  (b)(c)       578           548            29            --
                                    ------       -------             ------        ------           ---          ----
Total Liabilities
 and Capital . . . . . . . .        $3,413       $  (271)            $3,142        $2,502           $39          $601
                                    ======       =======             ======        ======           ===          ====

------------

(a)        Includes deconsolidation of joint ventures which were consolidated in the Financial Information.

(b)        Reflects adjustments to record commercial properties at Reorganization Value less distributions of certain properties to debt holders.

(c)        Reflects adjustments relating to the discharge of debt of approximately $300 million and the conversion of debt to capital.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1995 and 1996.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of Northbrook Corporation, a Delaware corporation, substantially all of the outstanding shares of stock of which are owned by JMB Realty Corporation ("JMB"), a Delaware corporation, and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in WFP, LP or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the WFP, LP, venture agreement must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any such sale. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 35-36 of the Private Placement Memorandum, which description is incorporated herein by reference to Exhibit 99.1 to this annual report.

     The director and the executive and certain other officers of the Corporate General Partner of the Partnership are as follows:


NAME                         OFFICE
----                         ------
Judd D. Malkin               Chairman
Neil G. Bluhm                Vice President
Gary Nickele                 Vice President and General Counsel
Stuart C. Nathan             President and Director
H. Rigel Barber              Vice President
Gailen J. Hull               Vice President


     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on March 26, 1984 with the exception that Stuart C. Nathan, who was a Vice President, was elected Director on December 18, 1990 and President on August 8, 1993, and Gary Nickele was elected Vice President and General Counsel on December 18, 1990. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.





     The Corporate General Partner is an affiliate of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV"), Carlyle Income Plus, Ltd ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.- VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such officers and the director are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle XV, Carlyle-XVI, Carlyle-XVII,JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is Chairman and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc.), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is President and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Gary Nickele (age 44) is Executive Vice President and General Counsel of JMB. Mr. Nickele has been associated with JMB since February 1984. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 55) is Executive Vice President and a director of JMB. Mr. Nathan has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.





     H. Rigel Barber (age 47) is Chief Executive Officer of JMB. Mr. Barber has been associated with JMB since March, 1982. He is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described in the Notes. No such cash distributions were paid to the General Partners in 1996, 1995 or 1993. The General Partners were allocated aggregate losses for tax purposes of $579,729 from the Partnership in 1996. Such losses may benefit the General Partners (or the partners thereof) to the extent that such losses may be offset against taxable income from the Partnership or other sources.

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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investment. For 1996, an affiliate of the General Partners was entitled to reimbursements for such expenses in the amount of $9,860, all of which was paid at December 31, 1996.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 1996, an affiliate of the General Partners was entitled to reimbursements for such expense in the amount of $2,723, all of which was unpaid at December 31, 1996.

     As of December 31, 1996, JMB has advanced approximately $12,375,000, evidenced by a demand note, which relates primarily to principal and interest payments made on the LIBOR Note since the closing of the term loan modification and funding of Partnership operating expenses. The demand note payable to JMB allows a maximum principal sum of a specified amount, bears interest at prime plus 1% per annum, which accrues and is deferred. The demand note is secured by the Partnership's interest in its investment in real estate. The amount of interest accrued and deferred on the demand note for 1996 and in the aggregate through December 31, 1996 is $1,150,120 and $2,832,851, respectively. In July 1995, JMB purchased from the lenders the term loans to the Partnership and their security interest in the related collateral, which included the Partnership's interest in real estate and the JMB guarantee, which has been terminated. JMB continues to hold these notes generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments are required on any of these notes prior to maturity. No payments of interest have been made on any of the notes since July 1995. The amount of interest accrued and deferred or unpaid on these notes for the year ended December 1996 and in the aggregate through December 31, 1996, is $1,984,389 and $3,807,959, respectively. Reference is made to the Notes for a further discussion of these notes.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and director and the Associate General Partner own the following Interests of the Partnership.

                                 NAME OF                          AMOUNT AND NATURE
                                 BENEFICIAL                       OF BENEFICIAL                PERCENT
TITLE OF CLASS                   OWNER                            OWNERSHIP                    OF CLASS
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

             4-C.     $25,000,000 Second Amended and Restated Promissory
Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-V to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

             4-D.     $2,194,631.25 Amended and Restated Promissory Note
and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-W to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.





             4-E.     Amended and Restated Demand Note dated August 1, 1995
between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-X to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 13, 1995.

             4-F.     Fourth Amendment to Loan Documents dated August 1,
1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation detailing amendments to the term loans, are hereby incorporated herein by reference to Exhibit 4-Y to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 13, 1995.

             4-G.     Consent Agreement dated December 29, 1983 from
JMB/245 Park Avenue Associates to Continental Illinois Bank of Chicago (Continental) detailing the transactions for which the Partnership would obtain Continental's consent, are hereby incorporated herein by reference to Exhibit 4-Z to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 13, 1995.

             4-H.     Third Amended and Restated Security Agreement dated
August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-AA to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 13, 1995.

             10-A.    Loan Transaction Agreement dated September 7, 1989
between O & Y Equity Company, L.P. and JMB/245 Park Avenue Associates, Ltd., is hereby incorporated herein by reference to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-13545) filed on May 10, 1996.

             10-B.    Third Amended Joint Plan of Reorganization dated
September 12, 1996 is hereby incorporated herein by reference to the Partnership's report for September 31, 1996 on Form 10-Q (File No. 0-13545) filed on November 8, 1996.

             10-C.    Limited Liability Company Agreement of JMB 245 Park
Avenue Holding Company, LLC dated as of November 12, 1996 is hereby incorporated by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) filed on December 6, 1996.

             10-D. Amended and Restated Agreement of Limited Partnership of World Financial Properties, L.P. dated as of November 21, 1996 is hereby incorporated by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) filed on December 6, 1996.

             10-E.    JMB Transaction Agreement dated as of November 21,
1996 is hereby incorporated by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) filed on December 6, 1996.

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

   (b) The following report has been filed since the beginning of the last quarter of the period covered by this report.

             The Partnership's Report on Form 8-K for November 21, 1996 (File No. 0-13545) describing the completion of the restructuring of JMB/245 Park Avenue Associates, Ltd. interest in the Joint Venture. No financial statements were required to be filed therewith.


     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





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

                  JMB/245 PARK AVENUE ASSOCIATES, LTD.

                  By:      JMB Park Avenue, Inc.
                           Corporate General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Vice President
                  Date:    March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Park Avenue, Inc.
                           Corporate General Partner


                           STUART C. NATHAN
                  By:      Stuart C. Nathan, President and Director
                           Principal Executive Officer
                  Date:    March 21, 1997


                           JUDD D. MALKIN
                  By:      Judd D. Malkin, Chairman
                           Principal Financial Officer
                  Date:    March 21, 1997


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Vice President
                           Principal Accounting Officer
                  Date:    March 21, 1997






                     JMB/245 PARK AVENUE ASSOCIATES, LTD.

                                 EXHIBIT INDEX



                                                       DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE
                                                    -------------
3-A.        Amended and Restated Agreement of
            Limited Partnership of the
            Partnership.                                      Yes

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

4-B.        $16,042,000 Second Amended and
            Restated Promissory Note and
            related documents dated August 1,
            1995 between JMB/245 Park Avenue
            Associates and JMB Realty Corporation             Yes

4-C.        $25,000,000 Second Amended and
            Restated Promissory Note and
            related documents dated August 1,
            1995 between JMB/245 Park Avenue
            Associates and JMB Realty Corporation             Yes

4-D.        $2,194,631.25 Amended and Restated
            Promissory Note and related documents
            dated August 1, 1995 between
            JMB/245 Park Avenue Associates and
            JMB Realty Corporation                            Yes

4-E.        Amended and Restated Demand Note
            dated August 1, 1995 between JMB/245
            Park Avenue Associates and JMB Realty
            Corporation                                       Yes

4-F.        Fourth Amendment to Loan Documents
            dated August 1, 1995 between JMB/245
            Park Avenue Associates, Ltd. and
            JMB Realty Corporation                            Yes

4-G.        Consent Agreement dated December 29,
            1983 from JMB/245 Park Avenue Associates
            to Continental Illinois Bank of
            Chicago (Continental)                             Yes

4-H.        Third Amended and Restated Security
            Agreement dated August 1, 1995 between
            JMB/245 Park Avenue Associates, Ltd.
            and JMB Realty Corporation                        Yes

10-A.       Loan Transaction Agreement dated
            September 7, 1989 between O & Y Equity
            Company, L.P. and JMB/245 Park Avenue
            Associates, Ltd.                                  Yes

10-B.       Third Amended Joint Plan of Reorganiza-
            tion dated September 12, 1996                     Yes





10-C.       Limited Liability Company Agreement of
            JMB 245 Park Avenue Holding Company, LLC
            dated as of November 12, 1996.                    Yes

10-D.       Amended and Restated Agreement of
            Limited Partnership of World Financial
            Properties dated as of November 21, 1996          Yes

10-E.       JMB Transaction Agreement dated as of
            November 21, 1996                                 Yes

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