Form 10-Q
period 1997-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1997-05-14
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997         Commission file #0-13545



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .     8



PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    10

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    205,382        109,644
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .           58,882         47,194
                                                                            ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $    264,264        156,838
                                                                            ============   ============





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------


                                                                             MARCH 31,     DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $    168,894         35,918
  Deferred interest payable to affiliate. . . . . . . . . . . . . . . .        7,438,361      6,640,810
  Demand note payable to affiliate. . . . . . . . . . . . . . . . . . .       12,375,591     12,375,591
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .       19,982,846     19,052,319
Notes payable to affiliate - long-term. . . . . . . . . . . . . . . . .       43,236,631     43,236,631
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       63,219,477     62,288,950

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       64,882,324     66,276,110
Venture partner's equity in venture . . . . . . . . . . . . . . . . . .           18,974          5,036
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (480,000)      (480,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (12,680,433)   (12,713,838)
                                                                            ------------   ------------
                                                                             (13,159,433)   (13,192,838)
                                                                            ------------   ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      113,057,394    113,057,394
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (7,520,000)    (7,520,000)
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .     (220,234,472)  (220,757,814)
                                                                            ------------   ------------
                                                                            (114,697,078)  (115,220,420)
                                                                            ------------   ------------
          Total partners' capital accounts (deficits) . . . . . . . . .     (127,856,511)  (128,413,258)
                                                                            ------------   ------------
                                                                            $    264,264        156,838
                                                                            ============   ============

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)



                                                                                 1997             1996
                                                                             ------------     -----------
Income:
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   131,471           --
                                                                              -----------      ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       797,552         756,713
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       143,489          16,732
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        13,530           8,297
                                                                              -----------      ----------

                                                                                  954,571         781,742
                                                                              -----------      ----------

          Operating earnings (loss) . . . . . . . . . . . . . . . . . . . .      (823,100)       (781,742)

Partnership's share of earnings (loss)
  from operations of unconsolidated venture . . . . . . . . . . . . . . . .     1,393,685      (1,774,362)
Venture partner's share of venture operations . . . . . . . . . . . . . . .       (13,838)          --
                                                                              -----------      ----------

          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .   $   556,747      (2,556,104)
                                                                              ===========      ==========

          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       523          (2,402)
                                                                              ===========      ==========





                        See accompanying notes to consolidated financial statements.



                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    556,747      (2,556,104)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of loss from operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .    (1,393,685)      1,774,362
    Venture partner's share of venture operations . . . . . . . . . . . . .        13,838           --
  Changes in:
    Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .       (11,688)          --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       132,975         (17,366)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       797,551         756,713
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .        95,738         (42,395)
                                                                             ------------     -----------

Cash flows from financing activities:
  Fundings of note payable to affiliate . . . . . . . . . . . . . . . . . .         --             45,000
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .         --             45,000
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .  $     95,738           2,605
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-13545) dated on March 21, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report, have the same meaning as the Partnership's 1996 Annual Report on Form 10-K.

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

245 PARK

     As a result of the 1996 restructuring, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in a newly formed partnership, World Financial Properties,L.P. ("WFP, LP"). The managing general partner of WFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of WFP, LP, has full authority to manage its affairs.

WFP, LP's principal assets are majority and controlling interests in six office buildings.

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement.

     WFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable to JMB Realty Corporation ("JMB") (aggregating approximately $63,051,000 at March 31,
1997). Only after such applications would any remaining proceeds be available to be distributed to the Holders. As a result, it is unlikely that the Holders ever will receive any significant portion of their original investment. However, in the event of a sale or other disposition of any of the properties (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders may be allocated substantial gain for Federal income tax purposes without any corresponding proceeds from such sale.


TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $4,210 and $2,368 for the three months ended March 31, 1997 and 1996, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services of which approximately $1,000 of such costs were unpaid as of March 31, 1997.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for WFP, LP for the three months ended March 31, 1997 and 245 Park for the three months ended March 31, 1996 is as follows:

                                              1997            1996
                                           ---------       --------
                                            (000's)         (000's)

     Total income . . . . . . . . . .      $ 100,874         24,770
                                           =========       ========
     Operating income (loss). . . . .      $  13,880         (3,677)
                                           =========       ========
     Partnership's share
       of income (loss) . . . . . . .      $   1,394         (1,774)
                                           =========       ========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB under the demand note discussed above as well as receipt of one-third of the property management fees earned at the 245 Park Avenue property. The Partnership is entitled to receive one-third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement.

RESULTS OF OPERATIONS

     The increase in deferred interest payable to an affiliate as of March 31, 1997 as compared to December 31, 1995 is due to the interest accruals on the term loans and the demand note payable to JMB.

     The increase in interest expense for the three month period ending March 31, 1997 compared to the same period in 1996 is due to an increase in the aggregate amounts outstanding of the Partnership's variable rate notes payable.

     The increase in professional services for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and related increase in accounts payable at March 31, 1997 compared to December 31, 1996 is primarily attributable to the timing of payment of audit fees and increased services related to the restructuring of the Partnership's interest in 245 Park.

     The Partnership's share of income from operations of unconsolidated venture for the three months ended March 31, 1997 is due to the restructuring of the Partnership's interest in 245 Park and refinancing of the debt for certain of the properties owned by the WFP, LP. Pursuant to the restructuring, the Partnership's 46.5% interest in 245 Park was exchanged for an approximate 5.56% interest in WFP, LP with majority and controlling interests in 245 Park Office Building and five other office buildings.

     Other income for the three months ended March 31, 1997 represents the Partnership's share of property management fees from the 245 Park Avenue property including fees earned in February and March classified as Other receivables at March 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           3-A. Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated by reference to Exhibit 3 to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-13545) dated March 19, 1993.

           3-B.  Amendment to the Amended and Restated Agreement of
Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated by reference to Exhibit 3-B to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-13545) dated May 11, 1995.

           4-A. Loan agreement dated June 27, 1984 between JMB/245 Park Avenue Associates and Continental Illinois National Bank and Trust Company of Chicago is hereby incorporated by reference to Exhibit 4-B to the Partnership's Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File No. 0-13545) dated April 29, 1985.

           4-B. $16,042,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation are hereby incorporated herein by reference to Exhibit 4-U to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) dated November 9, 1995.

           4-C. $25,000,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-V to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) dated November 9, 1995.

           4-D. $2,194,631.25 Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-W to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) dated November 9, 1995.

           4-E. Amended and Restated Demand Note dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-X to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) dated November 13, 1995.

           4-F. Fourth Amendment to Loan Documents dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation detailing amendments to the term loans, are hereby incorporated herein by reference to Exhibit 4-Y to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) dated November 13, 1995.

           4-G. Consent Agreement dated December 29, 1983 from JMB/245 Park Avenue Associates to Continental Illinois Bank of Chicago (Continental) detailing the transactions for which the Partnership would obtain Continental's consent, are hereby incorporated herein by reference to Exhibit 4-Z to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) dated November 13, 1995.

           4-H.  Third Amended and Restated Security Agreement dated
August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-AA to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) dated November 13, 1995.

           10-A. Third Amended Joint Plan of Reorganization dated
September 12, 1996 is hereby incorporated herein by reference to the Partnership's report for September 31, 1996 on Form 10-Q (File No. 0-13545) dated November 8, 1996.

           10-B. Limited Liability Company Agreement of JMB 245 Park
Avenue Holding Company, LLC dated as of November 12, 1996 is hereby incorporated by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) dated December 6, 1996.

           10-C. Amended and Restated Agreement of Limited Partnership of World Financial Properties, L.P. dated as of November 21, 1996 is hereby incorporated by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) dated December 6, 1996.

           10-D. JMB Transaction Agreement dated as of November 21, 1996 is hereby incorporated by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) dated December 6, 1996.

           10-E. Consent and Substitution of Collateral dated November 21, 1996 is filed herewith.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997