Form 10-Q
period 1997-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1997-08-13
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997          Commission file #0-13545



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

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    116,116        109,644
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .           85,035         47,194
                                                                            ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $    201,151        156,838
                                                                            ============   ============





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------


                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     34,293         35,918
  Deferred interest payable to affiliate. . . . . . . . . . . . . . . .        8,252,075      6,640,810
  Demand note payable to affiliate. . . . . . . . . . . . . . . . . . .       12,375,591     12,375,591
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .       20,661,959     19,052,319
Notes payable to affiliate - long-term. . . . . . . . . . . . . . . . .       43,236,631     43,236,631
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       63,898,590     62,288,950

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       63,426,539     66,276,110
Venture partner's equity in venture . . . . . . . . . . . . . . . . . .           33,532          5,036
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (480,000)      (480,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (12,638,493)   (12,713,838)
                                                                            ------------   ------------
                                                                             (13,117,493)   (13,192,838)
                                                                            ------------   ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      113,057,394    113,057,394
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (7,520,000)    (7,520,000)
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .     (219,577,411)  (220,757,814)
                                                                            ------------   ------------
                                                                            (114,040,017)  (115,220,420)
                                                                            ------------   ------------
          Total partners' capital accounts (deficits) . . . . . . . . .     (127,157,510)  (128,413,258)
                                                                            ------------   ------------
                                                                            $    201,151        156,838
                                                                            ============   ============

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
  Other income. . . . . . . . . . . . . . . . . .  $   127,275         --          258,746         --
                                                   -----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .      813,714       753,115     1,611,266     1,509,828
  Professional services . . . . . . . . . . . . .       32,007       113,763       175,496       130,495
  General and administrative. . . . . . . . . . .       23,781        23,894        37,311        32,190
                                                   -----------    ----------    ----------    ----------

                                                       869,502       890,772     1,824,073     1,672,513
                                                   -----------    ----------    ----------    ----------

          Operating earnings (loss) . . . . . . .     (742,227)     (890,772)   (1,565,327)   (1,672,513)

Partnership's share of earnings (loss)
  from operations of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . .    1,455,886    (1,774,364)    2,849,571    (3,548,727)
Venture partner's share of
  venture operations. . . . . . . . . . . . . . .      (14,658)        --          (28,496)        --
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   699,001    (2,665,136)    1,255,748    (5,221,240)
                                                   ===========    ==========    ==========    ==========

          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .  $       657        (2,505)         1180        (4,908)
                                                   ===========    ==========    ==========    ==========

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,255,748      (5,221,240)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of loss from operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .    (2,849,571)      3,548,727
    Venture partner's share of venture operations . . . . . . . . . . . . .        28,496           --
  Changes in:
    Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .       (37,841)          --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,625)         14,961
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,611,265       1,509,827
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .         6,472        (147,725)
                                                                             ------------     -----------

Cash flows from financing activities:
  Fundings of note payable to affiliate . . . . . . . . . . . . . . . . . .         --            156,000
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .         --            156,000
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .  $      6,472           8,275
          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .       109,644           4,275
                                                                             ------------     -----------
          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .       116,116          12,550
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                        JUNE 30, 1997 AND 1996

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

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.


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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the six months ending June 30, 1997, the Partnership has earned approximately $259,000 of management fees pursuant to their agreement. As of the date of this report, all such amounts have been received.

     WFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable to JMB Realty Corporation ("JMB") (aggregating approximately $63,864,000 at June 30,
1997). Only after such applications would any remaining proceeds be available to be distributed to the Holders. As a result, it is unlikely that the Holders ever will receive any significant portion of their original investment. However, in the event of a sale or other disposition of any of the properties (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders may be allocated substantial gain for Federal income tax purposes without any corresponding proceeds from such sale.


TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $5,050 and $3,533 for the six months ended June 30, 1997 and 1996, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services of which approximately $1,000 of such costs were unpaid as of June 30, 1997.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for WFP, LP for the six months ended June 30, 1997 and 245 Park for the six months ended June 30, 1996 is as follows:

                                             1997           1996
                                         -----------     ----------
                                           (000's)        (000's)

     Total income . . . . . . . . . .    $   193,724         49,540
                                         ===========     ==========
     Operating income (loss). . . . .    $    29,103         (7,355)
                                         ===========     ==========
     Partnership's share
       of income (loss) . . . . . . .    $     1,622         (3,549)
                                         ===========     ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB as well as receipt of one-third of the property management fees earned at the 245 Park Avenue property.

RESULTS OF OPERATIONS

     The increase in deferred interest payable to an affiliate as of June 30, 1997 as compared to December 31, 1996 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Other income for the three and six months ended June 30, 1997 represents the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction
Agreement, including fees earned in May and June classified as Other receivables at June 30, 1997.

     The increase in interest expense for the three and six month period ending June 30, 1997 compared to the same periods in 1996 is due to an increase in the aggregate amounts outstanding on the Partnership's term loans and demand note.

     The decrease in professional fees for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and the related increase in professional fees for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily attributable to the timing of recognition of audit fees and increased services related to the restructuring of the Partnership's interests in 245 Park.

     The Partnership's share of income from operations of unconsolidated venture for the three and six months ended June 30, 1997 is due to the restructuring of the Partnership's interest in 245 Park and refinancing of the debt for certain of the properties owned by the WFP, LP. Pursuant to the restructuring, the Partnership's 46.5% interest in 245 Park was exchanged for an approximate 5.56% interest in WFP, LP which has a majority and controlling interests in 245 Park Office Building and five other office buildings.

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

           10-A. Third Amended Joint Plan of Reorganization dated
September 12, 1996 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-13545) dated November 8, 1996.

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

           10-E. Consent and Substitution of Collateral dated November 21, 1996 is hereby incorporated by reference to the Partnership's Report for March 31, 1997 on Form 10-Q (File No. 0-13545) dated May 9, 1997.

           27.   Financial Data Schedule

           99.1. Pages 19-21; and 31-38 from the Partnership's Private Place Memorandum dated May 7, 1984 and Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership are hereby incorporated herein by reference to Exhibit 99.1 to the Partnership's Form 10-K Report for December 31, 1994, (File No. 0-13545) filed on March 27, 1995.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997