Form 10-Q
period 1997-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1997-11-13
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                           Commission file #0-13545



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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    249,754        109,644
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .           16,461         47,194
                                                                            ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $    266,215        156,838
                                                                            ============   ============





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     34,270         35,918
  Deferred interest payable to affiliate. . . . . . . . . . . . . . . .        9,077,903      6,640,810
  Demand note payable to affiliate. . . . . . . . . . . . . . . . . . .       12,375,591     12,375,591
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .       21,487,764     19,052,319
Notes payable to affiliate - long-term. . . . . . . . . . . . . . . . .       43,236,631     43,236,631
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       64,724,395     62,288,950

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       61,982,497     66,276,110

Venture partner's equity in venture . . . . . . . . . . . . . . . . . .           47,972          5,036

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (480,000)      (480,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (12,598,361)   (12,713,838)
                                                                            ------------   ------------
                                                                             (13,077,361)   (13,192,838)
                                                                            ------------   ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      113,057,394    113,057,394
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (7,520,000)    (7,520,000)
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .     (218,948,682)  (220,757,814)
                                                                            ------------   ------------
                                                                            (113,411,288)  (115,220,420)
                                                                            ------------   ------------
          Total partners' capital accounts (deficits) . . . . . . . . .     (126,488,649)  (128,413,258)
                                                                            ------------   ------------
                                                                            $    266,215        156,838
                                                                            ============   ============

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
  Other income. . . . . . . . . . . . . . . . . .  $    96,197        --           354,943         --
                                                   -----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .      825,827       763,520     2,437,093     2,273,347
  Professional services . . . . . . . . . . . . .        --          111,532       175,496       242,028
  General and administrative. . . . . . . . . . .       31,111        42,070        68,422        74,260
                                                   -----------    ----------    ----------    ----------

                                                       856,938       917,122     2,681,011     2,589,635
                                                   -----------    ----------    ----------    ----------

          Operating earnings (loss) . . . . . . .     (760,741)     (917,122)   (2,326,068)   (2,589,635)

Partnership's share of earnings (loss)
  from operations of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . .    1,444,042      (541,976)    4,293,613    (4,090,703)
Venture partner's share of
  venture operations. . . . . . . . . . . . . . .      (14,440)        --          (42,936)        --
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   668,861    (1,459,098)    1,924,609    (6,680,338)
                                                   ===========    ==========    ==========    ==========

          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .  $       629        (1,372)        1,809        (6,280)
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

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)
                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,924,609      (6,680,338)
  Items not requiring (providing) cash:
    Partnership's share of loss from operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .    (4,293,613)      4,090,703
    Venture partner's share of venture operations . . . . . . . . . . . . .        42,936           --
  Changes in:
    Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,733           --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,648)        (27,810)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,437,093       2,273,347
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       140,110        (344,098)
                                                                             ------------     -----------

Cash flows from financing activities:
  Fundings of note payable to affiliate . . . . . . . . . . . . . . . . . .         --            346,001
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .         --            346,001
                                                                             ------------     -----------
          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .       140,110           1,903

          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .       109,644           4,275
                                                                             ------------     -----------

          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $    249,754           6,178
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                      SEPTEMBER 30, 1997 AND 1996

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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the nine months ending September 30, 1997, the Partnership has earned $354,943 of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received.

     WFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable to JMB Realty Corporation ("JMB") (aggregating $64,690,125 at September 30, 1997 including accrued and unpaid interest). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment.
However, in the event of a sale or other disposition of any of the properties (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders of Interests may be allocated substantial gain for Federal income tax purposes without any corresponding proceeds from such sale.


TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including accrued and unpaid interest was $64,690,125 at September 30, 1997.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $19,876 and $5,300 for the nine months ended September 30, 1997 and 1996, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which approximately $1,000 of such costs were unpaid as of September 30, 1997.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for WFP, LP for the nine months ended September 30, 1997 and 245 Park for the nine months ended September 30, 1996 is as follows:

                                              1997           1996
                                           ---------       --------
                                            (000's)        (000's)
     Total income . . . . . . . . . .      $ 303,072         74,874
                                           =========       ========
     Operating income (loss). . . . .      $  44,366         (8,478)
                                           =========       ========
     Partnership's share
       of income (loss) . . . . . . .      $   4,293         (4,091)
                                           =========       ========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB pursuant to a demand note, as well as receipt of one-third of the property management fees earned at the 245 Park Avenue property. The demand note, which allows a maximum principal sum of a specified amount, accrues interest at the rate of prime plus 1% per annum.

RESULTS OF OPERATIONS

     The increase in deferred interest payable to an affiliate as of September 30, 1997 as compared to December 31, 1996 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Other income for the three and nine months ended September 30, 1997 represents the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction
Agreement, including fees earned in September classified as Other receivables at September 30, 1997.

     The increase in interest expense for the three and nine month period ending September 30, 1997 compared to the same periods in 1996 is due to an increase in the aggregate amounts outstanding on the Partnership's term loans and demand note during 1996. In addition, the increase is also the result of an increase in the interest rates on the variable rate notes during 1997.

     The decrease in professional fees for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily attributable to the timing of recognition of audit fees and increased services related to the restructuring of the Partnership's interests in 245 Park.

     The Partnership's share of earnings (loss) from operations of unconsolidated venture for the three and nine months ended September 30, 1997 compared to the same periods in 1996 is due to the restructuring of the Partnership's interest in 245 Park and refinancing of the debt for certain of the properties owned by the WFP, LP. Pursuant to the restructuring, effective November 21, 1996, the Partnership's 46.5% interest in 245 Park was exchanged for an approximate 5.56% interest in WFP, LP which has a majority and controlling interests in 245 Park Office Building and five other office buildings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           3-A. Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated herein by reference to Exhibit 3 to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-13545) dated March 19, 1993.

           3-B.  Amendment to the Amended and Restated Agreement of
Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-13545) dated May 11, 1995.

           4-A. Loan agreement dated June 27, 1984 between JMB/245 Park Avenue Associates and Continental Illinois National Bank and Trust Company of Chicago is hereby incorporated herein by reference to Exhibit 4-B to the Partnership's Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File No. 0-13545) dated April 29, 1985.

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

           10-B. Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996 is hereby incorporated herein by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) dated December 6, 1996.

           10-C. Amended and Restated Agreement of Limited Partnership of World Financial Properties, L.P. dated as of November 21, 1996 is hereby incorporated herein by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) dated December 6, 1996.

           10-D. JMB Transaction Agreement dated as of November 21, 1996 is hereby incorporated herein by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) dated December 6, 1996.

           10-E. Consent and Substitution of Collateral dated November 21, 1996 is hereby incorporated herein by reference to the Partnership's Report for March 31, 1997 on Form 10-Q (File No. 0-13545) dated May 9, 1997.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997