Form 10-K405
period 1997-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1998-03-27
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 1997            Commission File Number 0-13545


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents Incorporated by Reference: Portions of the Private Placement Memorandum of the Registrant dated May 7, 1984 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   3

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   3


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   3

Item 6.      Selected Financial Data. . . . . . . . . . .   4

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   6

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .   9

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  10

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  38


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  38

Item 11.     Executive Compensation . . . . . . . . . . .  40

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  41

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  42


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  42


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  45

                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements of JMB/245 Park Avenue Associates, Ltd. contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   During 1996, the O&Y
partners and these certain other O&Y affiliates restructured their ownership interest in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, the Joint Venture filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of the Joint Venture, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding 245 Park Avenue as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in World Financial Properties, L.P. ("WFP, LP"). The managing general partner of WFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan and, subject to the partnership agreement, has full authority to manage its affairs. WFP, LP's principal assets are majority and controlling interests in the following six office buildings:

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

   Four World Financial Center                1,813,659 square feet
    New York, New York

   One Liberty Plaza                          2,124,000 square feet
    New York, New York

   245 Park Avenue                            1,617,779 square feet
    New York, New York

   53 State Street                            1,120,162 square feet
    Boston, Massachusetts

     The Plan was conditioned upon refinancings of the first and junior mortgage loans secured by 245 Park Avenue in the aggregate principal amount of approximately $383,000,000. As previously reported, the first mortgage loan matured January 1, 1994 and the junior mortgage loans matured on October 1, 1994. The Joint Venture and the first mortgage lender continued to negotiate a modification and extension of the first mortgage loan. While negotiations with the first mortgage lender were taking place, such lender refrained from taking any actions or exercising any of its remedies as a result of the loan having matured on January 1, 1994, and the Joint Venture continued to make monthly payments of principal and interest through the Effective Date. The holder of the junior mortgage loans also refrained from taking any action or exercising any of its remedies as a result of the loans maturing on October 1, 1994, and the Joint Venture continued to make, and the holder of the junior loans continued to accept, monthly payments of interest through the Effective Date. On November 21, 1996, the first mortgage lender and junior mortgage lender modified and extended the respective mortgage loans. The Partnership recognized forgiveness of indebtedness of $9,486,508 as its share of an extraordinary item of the Joint Venture related to the restructuring of the mortgage loans in 1996 for default interest which was forgiven.

     WFP, LP and the Partnership each have a substantial amount of indebtedness outstanding. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and accrued interest (aggregating $65,558,439 at December 31, 1997) to JMB Realty Corporation. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

     However, in the event of a sale or other disposition of the property (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders of Interest may be allocated substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes) without any corresponding proceeds from such sale or transfer. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below and in the Notes, to which reference is hereby made for a description of such transactions.

ITEM 2.  PROPERTIES

     The Partnership owns an indirect interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties. Reference is made to Note 5 of the Notes to the Consolidated Financial Statements of World Financial Properties, L.P. included with this Report for a discussion of the long-term debt secured by the properties.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1997.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 882 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated herein by reference to Exhibit 99.1 to this annual report.

     The Partnership has not made any distributions since 1989. Reference is made to the Notes for a discussion of the restrictions on the distributions (if any) to the Partnership from its real estate investment.

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $    483,445        47,854           100           200        76,233
                           ============  ============   ===========   ===========   ===========

 Earnings (loss)
 before extraordinary
 item . . . . . . . . . .  $  2,617,872    (2,827,164)   (7,558,349)   (5,841,403)   (6,476,977)

Extraordinary item:
 Partnership's share of
 gain on forgiveness of
 indebtedness . . . . . .         --        9,486,508         --            --            --
                           ------------  ------------   -----------   -----------   -----------

Net earnings (loss) . . .  $  2,617,872     6,659,344    (7,558,349)   (5,841,403)   (6,476,977)
                           ============  ============   ===========   ===========   ===========
Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before extraordinary
   item . . . . . . . . .  $      2,461        (2,657)       (7,105)       (5,490)       (6,088)
  Extraordinary item. . .         --            8,917         --            --            --
                           ------------  ------------   -----------   -----------   -----------
      Net earnings
        (loss). . . . . .  $      2,461         6,260        (7,105)       (5,490)       (6,088)
                           ============  ============   ===========   ===========   ===========
Total assets. . . . . . .  $    372,955       156,838         4,275         --          420,811
                           ============  ============   ===========   ===========   ===========
Bank obligations
 and notes payable -
 long-term. . . . . . . .  $     -- (c)    43,236,631    43,236,631    40,319,631    44,694,631
                           ============  ============   ===========   ===========   ===========





----------

      (a)  The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related notes appearing elsewhere in this report.

      (b)  The net earnings (loss) per Interest are based upon the number of Interests outstanding at the end of each period (1,000).

      (c)  Such loans are classified as a current liability at December 31, 1997 due to their scheduled maturity of December 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used but not defined in this Item 7 have the same meanings as used in Item 1. Business or in the Notes.

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

     Since the Partnership has not been receiving operating cash flow distributions from its original investment property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership elected to suspend cash distributions to the partners and retain funds for its cash requirements. These reserves were exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. In this regard, the Partnership and its bank lender reached a modification and extension agreement regarding the $50,000,000 term loans that matured in October 1993. These term loans were secured by the Partnership's interest in its real estate investment, and a guaranty by JMB Realty Corporation, an affiliate of the Corporate General Partner ("JMB"), of $25,000,000 of the term loans. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrues at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") was subject to periodic amortization through payment of quarterly installments of principal (principal in the amount of $2,500,000 per annum in 1994 and $2,707,000 in 1995); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 converted to a note payable due December 1998 with interest accruing at an annual rate of 2%.

     In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable for the period January through December 1994. An additional $1,249,000 and two payments of $729,000 each were paid in January through June 1995, respectively. All payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans have been treated as advances to the Partnership. As of December 31, 1997, JMB has advanced approximately $12,376,000, evidenced by a demand note which reflects the principal and interest payments made related to the loan modification discussed above, advances to pay operating costs of the Partnership and accrued and deferred interest on the demand note. Interest accrues on these advances (and accrued and deferred interest thereon) at the annual rate of prime (8.5% at December 31, 1997 and 8.25% at December 31, 1996) plus 1%. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in its real estate investment. Reference is made to the Notes for further information concerning borrowings incurred by the Partnership.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which has been terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments are required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. However, JMB has not given a notice of default under the LIBOR Note. These loans and the demand loan payable to JMB are secured by the Partnership's interest in its real estate investment and are subject to mandatory prepayment of principal and interest out of any distributions received by the Partnership from its real estate investment. The Partnership expects to seek a modification or extension of the term loan notes prior to their maturity in December 1998.

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

     During November 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement for the restructuring of the ownership interests in the properties became effective. Reference is made to Item 1 Business and to the Notes for a further description of the restructuring.

     WFP, LP and the Partnership each have a substantial amount of indebtedness outstanding. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and accrued interest (aggregating $65,558,439 at December 31, 1997 including accrued and unpaid interest) to JMB. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, in the event of a sale or other disposition of the property (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders of Interest may be allocated substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes) without any corresponding proceeds from such sale or transfer. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB under the demand note discussed above as well as receipt of one-third of the property management fees earned at the 245 Park Avenue property. Pursuant to the terms of the JMB Transaction Agreement dated November 21, 1996, the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. The agreement further provided for the Partnership to receive reimbursements of professional costs of $375,000 incurred in connection with the reorganization and restructuring of the Partnership's interest in 245 Park, which was received in 1996.

RESULTS OF OPERATIONS

     The increase in cash at December 31, 1997 as compared to December 31, 1996 is due to receipt of one third of the monthly management fees earned at the 245 Park Avenue property, a portion of which have been used to fund Partnership operating expenses.

     The increase in deferred interest payable to an affiliate as of December 31, 1997 as compared to December 31, 1996 is due to the interest accruals on the term loans and the demand note payable to JMB.

     The increase in the current portion of long-term debt and demand note payable to an affiliate and decrease in notes payable to an affiliate long-term as of December 31, 1997 compared to December 31, 1996, is due to the classification of notes payable with a maturity date of December 31, 1998 as current liabilities at December 31, 1997.

     The increase in interest and other income for the years ended December 31, 1997 and 1996 as compared to the year ended December 31, 1995 is a result of income from the Partnership's share of the property management fees from the 245 Park Avenue property. Pursuant to the terms of the JMB Transaction Agreement described above, commencing in November, 1996, the Partnership is entitled to one third of the monthly property management fees earned at the 245 Park Avenue property.

     The increase in interest expense for the year ended December 31, 1997 compared to the year ended December 31, 1996 is due to an increase in the aggregate amounts outstanding on the Partnership's term loans and demand note during 1997. In addition, the increase is also the result of an increase in the interest rates on the variable rate notes during 1997.

     The decrease in interest expense for the year ended December 31, 1996 compared to the year ended December 31, 1995 is due to a reduction of interest rates during 1996 on the Partnership's variable rate notes payable.

     The increase in professional services and general and administrative expenses for the years ended December 31, 1997 and 1996 as compared to the year ended December 31, 1995 is primarily attributable to the legal fees and other professional services in connection with the restructuring of the Partnership's interest in 245 Park, net of any reimbursements. Pursuant to the Plan of Reorganization, during 1996, the Partnership received reimbursements of $375,000 for legal fees incurred related to the restructuring of the Partnership's interest in 245 Park.

     The Partnership's share of income (loss) from operations of unconsolidated venture for the year ended December 31, 1997 compared to the year ended December 31, 1996 is due to the restructuring of the Partnership's interest in 245 Park and refinancing of the debt for certain of the properties owned by the WFP, LP. Pursuant to the restructuring, effective November 21, 1996, the Partnership's 46.5% interest in 245 Park was exchanged for an approximate 5.56% interest in WFP, LP, which has a majority and controlling interests in the 245 Park Avenue office building and five other office buildings.

     The Partnership's share of income from operations of unconsolidated venture for the year ended December 31, 1996 as compared to the loss from operations of unconsolidated venture for the year ended December 31, 1995 is primarily due to recognition of termination fees of approximately $13,000,000 related to certain tenants vacating 245 Park during 1996 prior to the Effective Date. In addition, the Partnership's share of income from operations is also due to a reduction in interest expense on loans from the O&Y partners and their affiliates. During 1996, 245 Park ceased accruing interest on these loans when it filed for bankruptcy protection.
Subsequent to the Effective Date, the Partnership's consolidated venture received an allocation of income of approximately $500,000 related to operations of the restructured unconsolidated venture, which consisted of the consolidated venture's proportionate share of earnings of WFP, LP and the amortization of the underlying basis difference.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended
  December 31, 1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended
  December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable, not available or the information is presented in the consolidated financial statements or related notes.




                   WORLD FINANCIAL PROPERTIES, L.P.

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheet, December 31, 1997

Consolidated Statement of Operations, for the year ended
  December 31, 1997

Consolidated Statement of Partners' Capital Accounts, for the year ended December 31, 1997

Consolidated Statement of Cash Flows, for the year ended December 31, 1997

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As described in the notes to the financial statements, the Partnership is dependent upon additional advances from JMB Realty Corporation and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                  KPMG PEAT MARWICK LLP

Chicago, Illinois
March 25, 1998

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------


                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   318,105          109,644
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .         54,850           47,194
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $   372,955          156,838
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     34,271           35,918
  Deferred and unpaid interest payable to an affiliate. . . . . . . .      9,946,217        6,640,810
  Current portion of notes payable to an affiliate
    and demand note payable to affiliate. . . . . . . . . . . . . . .     55,612,222       12,375,591
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .     65,592,710       19,052,319
Notes payable to an affiliate - long-term, less current portion . . .          --          43,236,631
                                                                        ------------      -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     65,592,710       62,288,950

Investment in unconsolidated venture, at equity . . . . . . . . . . .     60,512,968       66,276,110

Venture partner's equity in venture . . . . . . . . . . . . . . . . .         62,663            5,036

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (12,556,766)     (12,713,838)
                                                                        ------------      -----------
                                                                         (13,035,766)     (13,192,838)
                                                                        ------------      -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (218,297,014)    (220,757,814)
                                                                        ------------      -----------
                                                                        (112,759,620)    (115,220,420)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .   (125,795,386)    (128,413,258)
                                                                        ------------      -----------
                                                                        $    372,955          156,838
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Interest and other income . . . . . . . . . . . .     $   483,445           47,854             100
                                                       ------------     ------------    ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . .       3,305,407        3,134,509       3,154,676
  Professional services . . . . . . . . . . . . . .         178,451          129,720          96,059
  General and administrative. . . . . . . . . . . .          87,230           85,400          38,579
                                                       ------------     ------------    ------------
                                                          3,571,088        3,349,629       3,289,314
                                                       ------------     ------------    ------------
                                                        (3,087,643)       (3,301,775)     (3,289,214)
Partnership's share of income (loss)
  from operations of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . . .       5,763,142          479,647      (4,269,135)
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . . .         (57,627)          (5,036)          --
                                                       ------------     ------------    ------------
    Earnings (loss) before extraordinary item . . .       2,617,872       (2,827,164)     (7,558,349)

Extraordinary item:
  Partnership's share of gain on
   forgiveness of indebtedness. . . . . . . . . . .           --           9,486,508           --
                                                       ------------     ------------    ------------
    Net earnings (loss) . . . . . . . . . . . . . .    $  2,617,872        6,659,344      (7,558,349)
                                                       ============     ============    ============
    Net earnings (loss) per limited
     partnership interest:
      Earnings (loss) before extraordinary item . .    $      2,461           (2,657)         (7,105)
      Extraordinary item. . . . . . . . . . . . . .           --               8,917           --
                                                       ------------     ------------    ------------
          Net earnings (loss) . . . . . . . . . . .    $      2,461            6,260          (7,105)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (a limited partnership)
                                            and Consolidated Venture

                        Consolidated Statements of Partners' Capital Accounts (Deficits)

                                  Years Ended December 31, 1997, 1996 AND 1995


                                 GENERAL PARTNERS                              LIMITED PARTNERS (1,000 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                        NET                                      NET OF       NET
            CONTRI-   EARNINGS       CASH                       OFFERING    EARNINGS      CASH
            BUTIONS    (LOSS)    DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
            -------  ----------- -------------  -----------   ----------- ----------- ------------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994 . . . .$1,000  (12,659,898)    (480,000) (13,138,898)  113,057,394 (219,912,749)  (7,520,000) (114,375,355)

Net earnings
 (loss) . . . --        (453,501)        --       (453,501)        --      (7,104,848)       --       (7,104,848)
            ------   -----------    ---------  -----------    ----------------------- ------------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1995 . . . .1,000   (13,113,399)    (480,000) (13,592,399)  113,057,394 (227,017,597)  (7,520,000) (121,480,203)

Net earnings
 (loss) . . .  --        399,561        --         399,561         --       6,259,783        --        6,259,783
            ------   -----------    ---------  -----------   ----------- ------------  -----------  ------------





                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (a limited partnership)
                                            and Consolidated Venture

                  Consolidated Statements of Partners' Capital Accounts (Deficits) - CONTINUED




                                 GENERAL PARTNERS                              LIMITED PARTNERS (1,000 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                        NET                                      NET OF       NET
            CONTRI-   EARNINGS       CASH                       OFFERING    EARNINGS      CASH
            BUTIONS    (LOSS)    DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
            -------  ----------- -------------  -----------   ----------- ----------- ------------- ------------

Balance
 (deficits)
 Decem-
 ber 31,
 1996 . . . .$1,000  (12,713,838)    (480,000) (13,192,838)  113,057,394 (220,757,814)  (7,520,000) (115,220,420)

Net earnings
 (loss) . . .  --        157,072        --         157,072         --       2,460,800        --        2,460,800
            ------   -----------    ---------  -----------    ----------------------- ------------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1997 . . . .$1,000  (12,556,766)    (480,000) (13,035,766)   113,057,394(218,297,014)  (7,520,000) (112,759,620)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $ 2,617,872        6,659,344      (7,558,349)
  Items not requiring cash or cash equivalents:
     Partnership's share of (income) loss from
       operations of unconsolidated venture . . . .      (5,763,142)        (479,647)      4,269,135
     Extraordinary item . . . . . . . . . . . . . .           --          (9,486,508)          --
     Venture partner's share of venture
       operations . . . . . . . . . . . . . . . . .          57,627            5,036           --
  Changes in:
     Other receivables. . . . . . . . . . . . . . .          (7,656)         (47,194)          --
     Accounts payable . . . . . . . . . . . . . . .          (1,647)         (26,171)         11,105
     Deferred and unpaid interest
       payable to an affiliate. . . . . . . . . . .       3,305,407        3,134,509       2,141,885
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         208,461         (240,631)     (1,136,224)
                                                        -----------      -----------     -----------
Cash flows from investing activities:
                                                              --               --              --
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on bank obligations payable. .           --               --         (2,707,000)
  Fundings of demand note payable . . . . . . . . .           --             346,000       3,847,499
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .           --             346,000       1,140,499
                                                        -----------      -----------     -----------





                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      STATEMENTS OF CASH FLOWS - CONTINUED




                                                            1997            1996             1995
                                                        -----------      -----------     -----------

          Net increase (decrease) in cash . . . . .         208,461          105,369           4,275
          Cash, beginning of year . . . . . . . . .         109,644            4,275           --
                                                        -----------      -----------     -----------
          Cash, end of year . . . . . . . . . . . .     $   318,105          109,644           4,275
                                                        ===========      ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest . . .     $    --                --          1,065,109
    Non-cash investing and financing activities . .     $    --                --              --
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

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1997, 1996 AND 1995




OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     JMB/245 Park Avenue Associates, Ltd. (the "Partnership") owns a 99% interest in a limited liability company (described below) that holds, through a joint venture, an equity investment in commercial office buildings located in New York, New York and Boston, Massachusetts.
Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, JMB/245 Park Avenue Holding Company, LLC, ("JMB/245 LLC") as of its formation date, November 21, 1996. Through November 21, 1996, the Partnership held an approximate 48.25% interest in 245 Park Avenue Company ("245 Park" or the "Joint Venture"), which owned the 245 Park Avenue office building in New York, New York (see "Investment in Unconsolidated Venture" below). The effect of all transactions between the Partnership and its venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in 245 Park through the effective date of the restructuring (November 21, 1996 ("Effective Date")) and the Partnership's 5.56% interest in World Financial Properties, L.P. ("WFP, LP") subsequent to the Effective Date. Accordingly, the financial statements do not include the accounts of 245 Park or WFP, L.P. The results of operations of the unconsolidated venture prior to the Effective Date is exclusive of approximately $12.7 million of contractual interest expense not recorded and not paid by 245 Park due to its bankruptcy and in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of JMB/245 LLC as described above.

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:



                                                   1997                              1996
                                     ------------------------------   ------------------------------
                                                         TAX BASIS                        TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS     (UNAUDITED)
                                      ------------      -----------     -------------   ------------
Total assets. . . . . . . . . . . .  $     372,955     (121,182,633)         156,838    (121,306,795)
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .    (13,035,766)     (27,974,338)     (13,192,838)    (27,981,888)
  Limited partners. . . . . . . . .   (112,759,620)    (150,404,312)    (115,220,420)   (150,522,585)
 Net earnings (losses):
  General partners. . . . . . . . .        157,072            7,550          399,561         579,729
  Limited partners. . . . . . . . .      2,460,800          118,273        6,259,783       9,082,422
 Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          2,461              118            6,260           9,082
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

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership and its unconsolidated joint venture adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership and its unconsolidated joint venture record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell (or dispose of) such property and active marketing activity has commenced or is expected to commence in the near term (or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security). In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's and its unconsolidated joint venture's financial position, results of operations or liquidity.

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under

Chapter 11 of the United States Bankruptcy Code. During 1996, the O&Y partners and these certain other O&Y affiliates restructured their ownership interests in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, 245 Park filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of 245 Park, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding the 245 Park Avenue office building as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in a newly formed partnership, WFP, LP. The managing general partner of WFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan. WFP, LP's principal assets are majority and controlling interests in six office buildings (including 245 Park Avenue office building).

     The Plan was conditioned upon refinancings of the first and junior mortgage loans secured by the 245 Park Avenue office building in the aggregate principal amount of approximately $383,000,000. As previously reported, the first mortgage loan matured January 1, 1994 and the junior mortgage loans matured on October 1, 1994. 245 Park and the first mortgage lender continued to negotiate a modification and extension of the first mortgage loan. While negotiations with the first mortgage lender were taking place, such lender refrained from taking any actions or exercising any of its remedies as a result of the loan having matured on January 1, 1994, and 245 Park continued to make monthly payments of principal and interest through the Effective Date. The holder of the junior mortgage loans also refrained from taking any action or exercising any of its remedies as a result of the loans maturing on October 1, 1994, and 245 Park continued to make, and the holder of the junior loans continued to accept, monthly payments of interest through the Effective Date. On November 21, 1996, the first mortgage lender and junior mortgage lender modified and extended the respective mortgage loans. The Partnership recognized forgiveness of indebtedness of $9,486,508 as an extraordinary item related to the restructuring of the mortgage loans in 1996 for default interest which was forgiven.

     WFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and accrued interest (aggregating $65,558,439 at December 31, 1997) to JMB Realty Corporation ("JMB"). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

     However, in the event of a sale or other disposition of the property (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders of Interest may be allocated substantial gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes) without any corresponding proceeds from such sale or transfer. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership and its lender had reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. These term loans (described below) were secured by the Partnership's interest in its real estate investment, and $25,000,000 (current principal outstanding balance of $16,042,000 at December 31, 1997 and 1996) of the term loans required interest only payments. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) one-half of the principal amount of the term loans requires interest to be paid currently at a rate related to either the London Interbank Offer Rate (LIBOR) or the prime rate while interest on the balance of the term loans will accrue at an annual rate of 2%; (iii) the term loan bearing interest at a rate related to either LIBOR (the "LIBOR Note") or the prime rate was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 was converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. Payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrues on these advances (and accrued and deferred interest thereon) at the annual rate of prime plus 1% (9.5% at December 31, 1997). As of December 31, 1997, JMB has advanced approximately $12,376,000, evidenced by a demand note, which includes the principal and interest payments made related to the loan modification discussed above, advances to pay operating costs of the Partnership and accrued and deferred interest on the demand note. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in its real estate investment.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which has been terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal and interest payments are required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. These loans and the demand loan payable to JMB are secured by the Partnership's interest in its real estate investment and are subject to mandatory prepayment of principal and interest out of any distributions received by the Partnership from its real estate investment. It currently appears unlikely, however, that any significant operating distributions will be received by the Partnership from its real estate investment due to the level of indebtedness remaining on the properties owned by WFP, LP. Accordingly, the Partnership's primary source of capital to pay for continuing operations are continued advances from JMB under the demand loan and receipt of one-third of the property management fees earned at the 245 Park Avenue property.


NOTES PAYABLE TO AN AFFILIATE

     Notes payable to an affiliate consist of the following at December 31, 1997 and 1996:

                                            1997            1996
                                        -----------     -----------
Note payable (term loan)
 bearing interest at a variable
 rate related to LIBOR (8.344%
 per annum at December 31, 1997);
 secured by the Partnership's
 interest in its real estate
 investment; interest payable
 monthly until December 1998
 when the remaining amount
 is due;  . . . . . . . . . . . . . .   $16,042,000      16,042,000

                                            1997            1996
                                        -----------     -----------

Note payable (term loan)
 bearing interest at 2% per
 annum; secured by the Partnership's
 interest in its real estate
 investment; no payments until
 December 1998 when the entire
 principal amount and accrued
 compounded interest are due; . . . .    25,000,000      25,000,000

Note payable (term loan)
 bearing interest at 2% per
 annum; secured by the
 Partnership's interest in
 its real estate investment;
 no payments until December
 1998 when the entire principal
 amount and accrued compounded
 interest are due;. . . . . . . . . .     2,194,631       2,194,631

Demand note payable bearing
 interest at prime plus 1%
 (9.50% per annum at December 31,
 1997); advanced by JMB; maximum
 principal sum of a specified
 amount secured by the Partner-
 ship's interest in its real
 estate investment. . . . . . . . . .    12,375,592      12,375,592
                                        -----------     -----------
                                        $55,612,223      55,612,223
                                        ===========     ===========

     In addition, deferred and unpaid interest payable was $9,946,217 and $6,640,810 as of December 31, 1997 and 1996, respectively.

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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership generally will be made 94% to the Holders of Interest and 6% to the General Partners. Distributions of "Sale Proceeds" or "Financing Proceeds" (as defined) will be made first to the Holders in an amount equal to their contributed capital, next to the General Partners in an amount equal to their capital contributions, and the balance 70% to the Holders and 30% to the General Partners. Distributions would be made to the General Partners and Holders of Interests only after the satisfaction of all Partnership liabilities.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                            1997        1996      1995      1997
                           -------     ------    ------  ------------
Reimbursement (at cost)
 for legal services . . .  $ 1,267      1,455     3,892        --
Reimbursement (at cost)
 for accounting services.    1,521        750     8,423        --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .    2,380        518      --          --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . .     --        9,860     1,817        --
                           -------     ------    ------     ------
                           $ 5,168     12,583    14,132        --
                           =======     ======    ======     ======

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

     Reference is made to the Notes, "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" above for a discussion of certain loans and notes payable by the Partnership to JMB and related collateral held by JMB.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for WFP, LP and 245 Park as of and for the years ended December 31, 1997 and 1996 (inclusive of results of operations for 245 Park through the Effective Date and WFP, LP subsequent to the Effective Date):

                                           1997           1996
                                      ------------    ------------
                                          (000's)        (000's)
Assets:
  Commercial properties . . . . . .    $ 2,514,362       2,401,880
  Other assets. . . . . . . . . . .        115,771         215,843
                                       -----------     -----------
     Total assets . . . . . . . . .    $ 2,630,133       2,617,723
                                       ===========     ===========
Liabilities and Partners Capital:
  Accounts payable and
    other payables. . . . . . . . .    $    62,935          69,547
  Long and short term debt. . . . .      1,935,461       1,983,566
  Venture Partners' equity. . . . .        596,691         532,885
                                       -----------     -----------
     Total liabilities. . . . . . .    $ 2,595,087       2,585,998
                                       ===========     ===========
     Partnership's capital. . . . .    $    35,046          31,725
                                       ===========     ===========

                                           1997           1996
                                      ------------    ------------
                                          (000's)        (000's)
Represented by:
  Invested capital. . . . . . . . .    $    31,725          31,426
  Cumulative distributions
    and other . . . . . . . . . . .             13           --
  Cumulative net earnings . . . . .          3,308             299
                                       -----------     -----------
                                       $    35,046          31,725
                                       ===========     ===========

Total income. . . . . . . . . . . .    $   405,993         162,984
Expenses. . . . . . . . . . . . . .        346,087         137,932
                                       -----------     -----------
Net income (loss) . . . . . . . . .    $    59,906          25,052
                                       ===========     ===========
Partnership's share:
  Gain on forgiveness of debt . . .    $     --              9,487
  Equity in earnings of 245 Park. .          --                (24)
  Equity in earnings of WFP, LP . .          3,308             503
                                       -----------     -----------
                                       $     3,308           9,966
                                       ===========     ===========

     The Partnership's capital in WFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by WFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in WFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the year ended December 31, 1997 was $2,455,142. Such amounts may be written off sooner in the event of the sale or disposition of the properties owned by WFP, LP or the Partnership's interest in WFP, LP.

     Total income and net income (loss) for the year ended December 31, 1996 includes an extraordinary gain on forgiveness of indebtedness of $19,661,157 related to the restructuring of 245 Park Avenue.

     The total income, expenses and net income (loss) for the year ended December 31, 1995 were $100,360,354, $109,093,114, and ($8,732,760), respectively.

                     INDEPENDENT AUDITORS' REPORT


To the Partners of
World Financial Properties, L.P.
New York, New York


     We have audited the accompanying consolidated balance sheet of World Financial Properties, L.P. (the Company) as of December 31, 1997, and the related consolidated statement of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of World Financial Properties, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.









                                        DELOITTE & TOUCHE LLP


March 5, 1998

                   WORLD FINANCIAL PROPERTIES, L.P.

                      CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1997
                                (000's)



               ASSETS

                                                 NOTE

                                                               1997
                                                           -----------
Commercial properties . . . . . . . . . . .       1-3      $ 2,514,362

Cash and cash equivalents
 (including restricted cash and
  cash equivalents of $53,416). . . . . . .        2d           56,945
Accounts receivable . . . . . . . . . . . .                     20,303
Other assets. . . . . . . . . . . . . . . .        9a           38,523
                                                           -----------
Total Assets. . . . . . . . . . . . . . . .                $ 2,630,133
                                                           ===========

          LIABILITIES AND PARTNERS' CAPITAL

Long term commercial property debt. . . . .         5      $ 1,926,461
Short term debt . . . . . . . . . . . . . .         6            9,000
Accounts payable and deferred credits . . .         7           62,935
                                                           -----------
                                                             1,998,396
                                                           -----------
Commitments and contingencies . . . . . . .        10            --

Partners' capital . . . . . . . . . . . . .       1,4          631,737
                                                           -----------
Total Liabilities and
  Partners' Capital . . . . . . . . . . . .                $ 2,630,133
                                                           ===========


























              The accompanying notes are an integral part
                     of this financial statement.

                   WORLD FINANCIAL PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEAR ENDED DECEMBER 31, 1997
                                (000's)



                                                 NOTE
REVENUES:
                                                               1997
                                                            ----------

Rental income . . . . . . . . . . . . . . .      2g,8       $  384,747
Equity earnings from joint ventures . . . .                      8,725
Interest and other income . . . . . . . . .        9b           12,521
                                                            ----------

                                                               405,993
                                                            ----------
EXPENSES:

Property operations . . . . . . . . . . . .                    132,863
Interest. . . . . . . . . . . . . . . . . .       5,6          156,500
Administrative and development. . . . . . .                     11,057
Depreciation and amortization . . . . . . .        2b           45,667
                                                               -------
                                                               346,087
                                                               -------
NET INCOME. . . . . . . . . . . . . . . . .                    $59,906
                                                               =======



































              The accompanying notes are an integral part
                     of this financial statement.

                                      WORLD FINANCIAL PROPERTIES, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                    FOR THE YEAR ENDED DECEMBER 31, 1997
                                                   (000's)



                                                            Additional
                                              Balance       Units Issued                        Balance
                                              12/31/96      (Transfers)        Net Income       12/31/97
                                             ----------     -----------        ----------      ----------
          GENERAL PARTNERS

World Financial Properties, Inc.. . .         $  5,646          $    94          $   601         $  6,341

JMB 245 Park Avenue Holding
  Company, LLC. . . . . . . . . . . .           31,725               13            3,308           35,046


          LIMITED PARTNERS

Brookfield Properties Corporation:

  Battery Park Holdings Inc.. . . . .          205,009           27,988           22,689          255,686

  Olympia & York Tower B Company. . .           45,315               54            4,728           50,097

Canadian Imperial Bank of Commerce. .          116,251            3,121           12,413          131,785

WFP Holdings Limited Partnership. . .           19,376          (20,785)           1,409            --

Emerald LP Holdings, Inc. . . . . . .          126,422            3,468           13,504          143,394

Other . . . . . . . . . . . . . . . .           14,866           (6,732)           1,254            9,388
                                              --------          -------          -------         --------

                                              $564,610          $ 7,221          $59,906         $631,737
                                              ========          =======          =======         ========




                                 The accompanying notes are an integral part
                                        of this financial statement.

                   WORLD FINANCIAL PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED DECEMBER 31, 1997
                                (000's)


OPERATING ACTIVITIES:

                                                            1997
                                                         ----------

Net income. . . . . . . . . . . . . . . . . . . . .       $  59,906
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
  Depreciation and amortization . . . . . . . . . .          45,667
  Equity earnings from joint ventures . . . . . . .          (8,725)
  Accrued interest income . . . . . . . . . . . . .            (112)
  Accrued interest expense. . . . . . . . . . . . .           1,798
  Changes in other operating assets
   and liabilities:
    Increase in accounts receivable . . . . . . . .         (50,541)
    Increase in other assets. . . . . . . . . . . .            (108)
    Decrease in accounts payable
      and other payables. . . . . . . . . . . . . .         (14,281)
                                                          ---------
      NET CASH PROVIDED BY
        OPERATING ACTIVITIES. . . . . . . . . . . .          33,604
                                                          ---------
INVESTING ACTIVITIES:

Additions to commercial properties. . . . . . . . .         (35,286)
Distributions from joint ventures . . . . . . . . .           2,623
Advances to joint ventures. . . . . . . . . . . . .          (9,526)
Other assets, net . . . . . . . . . . . . . . . . .            (640)
                                                          ---------
      NET CASH USED BY
        INVESTING ACTIVITIES. . . . . . . . . . . .         (42,829)
                                                          ---------
FINANCING ACTIVITIES:

Equity units issued . . . . . . . . . . . . . . . .           7,221
Repayment of unsecured note payable . . . . . . . .         (33,417)
Additions to long term debt . . . . . . . . . . . .         275,000
Additions to short term debt. . . . . . . . . . . .           9,000
Repayments of long term debt. . . . . . . . . . . .        (302,500)
                                                          ---------
      NET CASH USED BY
        FINANCING ACTIVITIES. . . . . . . . . . . .         (44,696)
                                                          ---------

Decrease in cash and cash equivalents . . . . . . .         (53,921)
Cash and cash equivalents
  - beginning of year . . . . . . . . . . . . . . .         110,866
                                                          ---------
Cash and cash equivalents
  - end of year . . . . . . . . . . . . . . . . . .       $  56,945
                                                          =========








              The accompanying notes are an integral part
                     of this financial statement.

                   WORLD FINANCIAL PROPERTIES, L.P.
                   (A Delaware Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (000's)



1.   ORGANIZATION

     World Financial Properties, L.P. (the Company) is a Delaware limited partnership organized as of November 21, 1996 by and among World Financial Properties, Inc., a Delaware corporation wholly owned by the Co-Proponents (as defined below), as a general partner, JMB 245 Park Avenue Holding Company, LLC (JMB), as a general partner, and Battery Park Holdings Inc., Olympia & York Tower B Company (both of which are subsidiaries of Brookfield Properties Corporation and are collectively referred to as
BPHI), Canadian Imperial Bank of Commerce (CIBC), WFP Holdings Limited Partnership (Dragon), Emerald LP Holdings, Inc. (Citibank) and various other partners as limited partners. BPHI, CIBC, Dragon and Citibank are collectively referred to as the Co-Proponents. On September 10, 1997, BPHI acquired the interests of Dragon. Furthermore, BPHI and CIBC have also reached an agreement whereby BPHI will acquire a significant portion of the interests of CIBC.

     The Company was formed pursuant to the Third Amended Joint Plan of Reorganization of Olympia & York Realty Corp., et.al. (the Plan) filed with the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). Olympia & York Realty Corp., et.al. comprised the principal entities which formerly owned and operated real estate under the name "The U.S. Operations of Olympia & York" (O&Y) (U.S.). The Plan was confirmed by the Bankruptcy Court on September 21, 1996 and consummated on November 21, 1996 (Consummation).

     The Company accounted for the reorganization using "fresh-start accounting", pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7, as of the Consummation date. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of Consummation.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a.   Principals of consolidation and accounting presentation

     (i) The consolidated financial statements include the accounts of the Company and all of its subsidiaries, as well as joint ventures and partnerships which the Company controls, after elimination of intercompany accounts and transactions.

     (ii) The Company accounts for its investments in joint ventures and partnerships in which it does not have the controlling interest on the equity method.

     b.   Depreciation and amortization

     Depreciation of office buildings and improvements is provided on the straight-line method over the estimated lives of the buildings which Management has estimated to be 40-50 years from Consummation. Amortization of tenant improvements and other leasing costs is provided on the straight-line method over the terms of the related leases.

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

     Restricted cash and cash equivalents represents amounts of $51.9 million which are subject to certain loan agreements, as well as amounts of $1.5 million which remains from reserves set aside for bankruptcy claim resolution.

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

     In connection with a proposed refinancing of 53 State Street, for which the Company has an agreement to acquire the co-venturer's interest (see 3.(vi)), the Company has entered into a swap contract in order to fix the interest rate the Company will pay on the proposed refinancing. Since the Company has designated this contract as a hedge, no current gain or loss will be recognized based on the market value of the swap contract. If the Company were to have terminated this contract at December 31, 1997, the Company would have incurred a cost of approximately $2.5 million.

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

3.   COMMERCIAL PROPERTIES

     Description

     The Company, through its subsidiaries and joint ventures, is primarily involved in the operation of commercial real estate located in New York City and whose tenants are principally large financial and professional service institutions. The properties owned by the Company, in whole or in part, are as follows:

     (i)    WORLD FINANCIAL CENTER - TOWER A, NEW YORK, NEW YORK

            Tower A is a 40-story commercial office building which was completed in 1985 and has a net rentable area of 1,510,987 square feet. The property is owned in a general partnership with an affiliate of CIBC, a major tenant in Tower A, who holds a 26% partnership interest. At
December 31, 1997 the property is 99% leased.

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

     (iv)   ONE LIBERTY PLAZA, NEW YORK, NEW YORK

            One Liberty Plaza is a 53-story commercial office building which was completed in 1971 and has a net rentable area of 2,124,000 square feet. At December 31, 1997 the property is 99% leased.

     (v)    245 PARK AVENUE, NEW YORK, NEW YORK

            245 Park Avenue is a 45-story commercial office building which was completed in 1970 and has a net rentable area of 1,617,779 square feet. At December 31, 1997 the property is 92% leased.

     (vi)   53 STATE STREET, BOSTON, MASSACHUSETTS

            53 State Street is a 40-story commercial office building which was completed in 1985 and has a net rentable area of 1,120,162 square feet. The building is owned in a limited partnership with an affiliate of Nomura, Babcock & Brown (NBB), with each partner having a 50% interest. An affiliate of NBB has also provided financing for the building. The financing, which is due in 1998, is secured by a mortgage and a pledge of the Company's interest in the building. The Company reached agreement on December 21, 1997 to purchase the NBB partnership interest as well as to retire the existing financing. The closing for this transaction is scheduled for April 1, 1998. At December 31, 1997, the property is 99% leased.

            Included in Commercial Properties at December 31, 1997 are consolidated commercial properties of $2,401.4 million, joint venture investments of $68.8 million, and straight-line rent receivables of $44.1 million.

CONSOLIDATED COMMERCIAL PROPERTIES:

     The Company's consolidated commercial properties at December 31, 1997 are as follows:

                 Land . . . . . . . . . . . .   $  348,179
                 Buildings and improvements .    2,102,137
                                                ----------
                                                 2,450,316
                 Accumulated depreciation
                  and amortization. . . . . .      (48,901)
                                                 ----------

                 Total. . . . . . . . . . . .   $ 2,401,415
                                                ===========

JOINT VENTURES - COMMERCIAL PROPERTIES:

     The combined condensed balance sheets and combined condensed statements of operations of joint venture partnerships at and for the year ended December 31, 1997 are as follows:


                                               53 STATE
                                  TOWER D       STREET        TOTAL
                                ----------     --------     --------
ASSETS
  Commercial properties . . . .   $657,593     $182,889     $840,482
  Other assets. . . . . . . . .     25,920        9,678       35,598
                                  --------     --------     --------

  Total assets. . . . . . . . .   $683,513     $192,567     $876,080
                                  ========     ========     ========

LIABILITIES
  Long term debt. . . . . . . .   $434,346     $145,000     $579,346
  Accounts payable and other. .      4,014        4,545        8,559
                                  --------     --------     --------
  Total liabilities . . . . . .    438,360      149,545      587,905
                                  --------     --------     --------

CAPITAL

  World Financial Properties,
    L.P.. . . . . . . . . . . .     58,310       10,499       68,809
  Co-venturer . . . . . . . . .    186,843       32,523      219,366
                                  --------     --------     --------
                                   245,153       43,022      288,175
                                  --------     --------     --------
  Total liabilities and
    partners' capital . . . . .   $683,513     $192,567     $876,080
                                  ========     ========     ========

Revenues. . . . . . . . . . . .   $ 81,051     $ 42,460     $123,511
Operating expenses. . . . . . .    (50,568)     (31,950)     (82,518)
Depreciation and amortization .    (13,441)      (5,503)     (18,944)
                                  --------     --------     --------
  Net income. . . . . . . . . .   $ 17,042     $  5,007     $ 22,049
                                  ========     ========     ========

4.   PARTNERS CAPITAL

     During 1997, the Company acquired 401 partnership units which were subsequently retired. Furthermore, the Company issued 1727 units to the Co-Proponents, which represented a conversion of unsecured notes which were reserved at Consummation pending resolution of certain outstanding claims. Pursuant to the Plan, to the extent these claims were extinguished, any notes recovered reverted to the Co-Proponents, which in turn would be converted into partnership units.

5.   LONG TERM DEBT

     Long term debt of $1,884.6 million at December 31, 1997 carries a weighted average interest rate of 7.65% and is secured by mortgages and other security interests which are collateralized by consolidated commercial properties. Total interest paid for the year ended December 31, 1997 aggregated $154.7 million. The scheduled repayments of long term debt at December 31, 1997 are as follows:

                    Years ending December 31,
                            1998. . . . . . . . .  $   22,776
                            1999. . . . . . . . .      50,306
                            2000. . . . . . . . .      64,150
                            2001. . . . . . . . .      75,018
                            2002. . . . . . . . .      71,969
                            Thereafter. . . . . .   1,600,372
                                                   ----------
                                                   $1,884,591
                                                   ==========

     In addition, included in long term debt is subordinated long term debt which represents the net carrying value of a non-interest bearing promissory note (the Note) payable by WFP Tower B Co., L. P. (the Obligor), a subsidiary of World Financial Properties, L.P. and which matures in 2014. The Note carries a face amount of $150 million and is convertible by the Obligor at maturity into a 25% interest in Tower B, provided that the fair market value of Tower B, taking into account the then outstanding principal indebtedness secured by the leasehold interest in Tower B, is at least $600 million. The carrying amount represents the current value of the Note based upon the estimated residual value of the building discounted at 9.5%.

6.   SHORT TERM DEBT

     Pursuant to a demand Note, the Company has borrowed $9.0 million from Carena Bancorp U.S., Inc., an affiliate of BPHI. The note bears interest at a rate equal to LIBOR plus 1.00%, and is payable quarterly in arrears. Interest accrued through December 31, 1997 aggregated $21,986.

7.   ACCOUNTS PAYABLE AND OTHER PAYABLES

     Included in accounts payable and other payables is $6.9 million due to the City and State of New York relating to a tax settlement agreement between O&Y (U.S.) and the City and State of New York in connection with the settlement of amounts due for corporate taxes. This balance is payable in semi-annual installments through 2000, with interest at 9%.

8.   RENTALS UNDER OPERATING LEASES

     Rental revenues are derived from the leasing of space in the buildings to commercial and retail tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense escalations to be paid in monthly installments. Rental income includes additional rentals for operating expense reimbursements and escalations amounting to $86.1 million for the period ended December 31, 1997.

     The following is a schedule of minimum future rental income under noncancelable operating leases during the next five years and thereafter presented on a straight-line basis.

                    Years ending December 31,
                            1998. . . . . . . . .  $  323,962
                            1999. . . . . . . . .     322,201
                            2000. . . . . . . . .     317,804
                            2001. . . . . . . . .     315,664
                            2002. . . . . . . . .     313,135
                            Thereafter. . . . . .   2,026,006
                                                   ----------
          Total future minimum rentals. . . . . .  $3,618,772
                                                   ==========

9.   OTHER RELATED PARTY TRANSACTIONS

     a. Included in other assets is a note receivable from the Co-proponents in the amount of $1.3 million. This note bears interest at 9% and is due in 2001.

     b. World Financial Properties, L.P. performs management services for certain of its properties and certain affiliates pursuant to separate agreements. For the year ended December 31, 1997, $16.1 million in fees were earned, of which $13.3 million has been eliminated within this financial statement.

     c. During 1997, an affiliate of CIBC merged with Oppenheimer Co., a tenant in Tower A. The merged entity, CIBC Oppenheimer Corp., leases approximately 528,000 square feet under lease agreements expiring through 2005. Rental income under these agreements aggregated $37.3 million for the year ended December 31, 1997.

10.  COMMITMENTS AND CONTINGENCIES

     a. The Company is obligated under various ground leases expiring between 2069 and 2077. The following is a schedule of the future minimum rental payments under these leases.

                    Years ending December 31,

                            1998. . . . . . . . .    $ 10,648
                            1999. . . . . . . . .      10,648
                            2000. . . . . . . . .      10,648
                            2001. . . . . . . . .      10,648
                            2002. . . . . . . . .      10,648
                            Thereafter. . . . . .     708,598
                                                     --------
                                                     $761,838
                                                     ========

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

     Pursuant to a settlement agreement dated September 10, 1996 between Coopers and O&Y (U.S.), all claims were settled with the exception of the SF litigation. In connection with the SF litigation, the parties agreed to escrow the assets of SF Holdings (the Disputed SF Assets) pending the outcome of the litigation. These assets consist of cash totaling approximately $25 million, part of which is subject to certain security interests which are expected to be released in connection with the Plan.

     While the ultimate resolution of the SF Litigation cannot be assured, Management believes that it will ultimately be successful in defending these actions, and the Disputed SF Assets will be released to the Company.

     c. Pursuant to the Plan, the Company, through Olympia & York Florida Equity Corp., had a 50% interest in Miami Center Joint Venture, a joint venture formed in 1981 to own and develop certain land in Miami, Florida. The other 50% interest was held by Theodore Gould, whose interest was transferred to a liquidating trustee. Pursuant to a separate bankruptcy plan which was confirmed on September 18, 1997, the Company obtained control of the property and all outside claims were settled. The Company is in the process of selling the property.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1996 and 1997.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of Northbrook Corporation, a Delaware corporation, substantially all of the outstanding shares of stock of which are owned by JMB Realty Corporation ("JMB"), a Delaware corporation, and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in WFP, LP or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the WFP, LP venture agreement must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 35-36 of the Private Placement Memorandum, which description is incorporated herein by reference to Exhibit 99.1 to this annual report.

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


     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 11, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 11, 1998. All of the foregoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on March 26, 1984 with the exception that Stuart C. Nathan, who was a Vice President, was elected Director on December 18, 1990 and President on August 8, 1993, and Gary Nickele was elected Vice President and General Counsel on December 18, 1990. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such officers and the director are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 60) is Chairman and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V.
Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc.), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is President and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Gary Nickele (age 45) is Executive Vice President and General Counsel of JMB. Mr. Nickele has been associated with JMB since February 1984. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 56) is Executive Vice President and a director of JMB. Mr. Nathan has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 48) is Executive Vice President and Chief Executive Officer of JMB. Mr. Barber has been associated with JMB since March, 1982. He is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described in the Notes. No such cash distributions were paid to the General Partners in 1997, 1996 or 1995. The General Partners were allocated aggregate earnings for tax purposes of $7,550 from the Partnership in 1997.

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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. In 1997, the General Partners of the Partnership and its affiliates were not due any reimbursements for such out-of-pocket expenses.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 1997, an affiliate of the General Partners was entitled to reimbursements for such expense in the amount of $5,168, all of which was paid at December 31, 1997.

     As of December 31, 1997, JMB has advanced $12,375,592, evidenced by a demand note, which relates primarily to principal and interest payments made on the LIBOR Note since the closing of the term loan modification and funding of Partnership operating expenses. The demand note payable to JMB allows a maximum principal sum of a specified amount and bears interest at the prime rate plus 1% per annum, which accrues and is deferred. The demand note is secured by the Partnership's interest in its investment in real estate. The amount of interest accrued and deferred on the demand note for 1997 and in the aggregate through December 31, 1997 is $1,184,791 and $4,017,642, respectively. In July 1995, JMB purchased from the lenders the term loans to the Partnership and their security interest in the related collateral, which included the Partnership's interest in real estate and the JMB guarantee, which has been terminated. JMB continues to hold these notes generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments are required on any of these notes prior to maturity. No payments of interest have been made on any of the notes since July 1995. The amount of interest accrued and deferred or unpaid on these notes for the year ended December 1997 and in the aggregate through December 31, 1997, is $2,120,616 and $5,928,575, respectively. The Partnership expects to seek a modification or extension of the term loan notes prior to their maturity in December 1998. Reference is made to the Notes for a further discussion of these notes.

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

                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------
Limited Partnership           Neil G. Bluhm                 24 Interests (1)            2.4%
  Interests                                                  indirectly

Limited Partnership          Judd D. Malkin                 24 Interests (1)(2)         2.4%
  Interests                                                  indirectly

Limited Partnership          Corporate General              26 Interests                2.6%
  Interests                   Partner, its                   (1)(2)(3)
                              officers and director
                              and the Associate
                              General Partner
                              as a group

     (1)   Includes 22 Interests owned by an investment partnership of which Messrs. Bluhm and Malkin are the managing general partners and have shared investment and voting power with respect to such Interests.

     (2)   Includes one Interest owned by an officer for which he has sole investment and voting power.

     (3)   Includes one Interest owned by an estate for which an officer acts as co-executor and for which such officer is deemed to have shared investment and voting power.

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

            10-E.   Consent and Substitution of Collateral dated
November 21, 1996 is hereby incorporated herein by reference to the Partnership's Report for March 31, 1997 on Form 10-Q (File No. 0-13545) filed on May 9, 1997.

            21.     List of Subsidiaries of the Partnership.

            27.     Financial Data Schedule

            99.1. Pages 19-21; and 31-38 from the Partnership's Private Place Memorandum dated May 7, 1984 and Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership are hereby incorporated herein by reference to Exhibit 99.1 to the Partnership's 10-K Report for December 31, 1994, (File No. 0-13545) filed on March 27, 1995.

  (b) The following report has been filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        STUART C. NATHAN
                By:     Stuart C. Nathan, President and Director
                        Principal Executive Officer
                Date:   March 25, 1998


                        JUDD D. MALKIN
                By:     Judd D. Malkin, Chairman
                        Principal Financial Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

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

4-E.      Amended and Restated Demand Note
          dated August 1, 1995 between JMB/245
          Park Avenue Associates and JMB Realty
          Corporation                                   Yes

4-F.      Fourth Amendment to Loan Documents
          dated August 1, 1995 between JMB/245
          Park Avenue Associates, Ltd. and
          JMB Realty Corporation                        Yes

4-G.      Consent Agreement dated December 29,
          1983 from JMB/245 Park Avenue Associates
          to Continental Illinois Bank of
          Chicago (Continental)                         Yes

4-H.      Third Amended and Restated Security
          Agreement dated August 1, 1995 between
          JMB/245 Park Avenue Associates, Ltd.
          and JMB Realty Corporation                    Yes

10-A.     Third Amended Joint Plan of Reorganiza-
          tion dated September 12, 1996                 Yes

10-B.     Limited Liability Company Agreement of
          JMB 245 Park Avenue Holding Company, LLC
          dated as of November 12, 1996.                Yes

10-C.     Amended and Restated Agreement of
          Limited Partnership of World Financial
          Properties dated as of November 21, 1996      Yes

10-D.     JMB Transaction Agreement dated as of
          November 21, 1996                             Yes

10-E.     Consent and Substitution of Collateral
          dated November 21, 1996                       Yes

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