Form 10-Q
period 1998-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1998-05-15
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                               Commission file #0-13545



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

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998            1997
                                                                           -------------   ------------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    445,452        318,105
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .           44,106         54,850
                                                                            ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $    489,558        372,955
                                                                            ============   ============





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998            1997
                                                                           -------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     46,690         34,271
  Deferred interest payable to affiliate. . . . . . . . . . . . . . . .       10,794,438      9,946,217
  Notes payable to an affiliate . . . . . . . . . . . . . . . . . . . .       55,612,222     55,612,222
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .       66,453,350     65,592,710

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       66,453,350     65,592,710

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       59,046,182     60,512,968

Venture partner's equity in venture . . . . . . . . . . . . . . . . . .           77,330         62,663

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (480,000)      (480,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (12,514,281)   (12,556,766)
                                                                            ------------   ------------
                                                                             (12,993,281)   (13,035,766)
                                                                            ------------   ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      113,057,394    113,057,394
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (7,520,000)    (7,520,000)
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .     (217,631,417)  (218,297,014)
                                                                            ------------   ------------
                                                                            (112,094,023)  (112,759,620)
                                                                            ------------   ------------
          Total partners' capital accounts (deficits) . . . . . . . . .     (125,087,304)  (125,795,386)
                                                                            ------------   ------------
                                                                            $    489,558        372,955
                                                                            ============   ============

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)


                                                                                 1998             1997
                                                                             ------------     -----------
Income:
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   126,897         131,471
                                                                              -----------      ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       848,221         797,552
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .         5,970         143,489
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        16,743          13,530
                                                                              -----------      ----------

                                                                                  870,934         954,571
                                                                              -----------      ----------

                                                                                 (744,037)       (823,100)

Partnership's share of earnings (loss)
  from operations of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,466,786       1,393,685
Venture partner's share of
  venture operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,667)        (13,838)
                                                                              -----------      ----------

          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .   $   708,082         556,747
                                                                              ===========      ==========

          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       666             523
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

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)
                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    708,082         556,747
  Items not requiring (providing) cash:
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .    (1,466,786)     (1,393,685)
    Venture partner's share of venture operations . . . . . . . . . . . . .        14,667          13,838
  Changes in:
    Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,744         (11,688)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,419         132,975
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       848,221         797,551
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       127,347          95,738
                                                                             ------------     -----------

          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .       127,347          95,738

          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .       318,105         109,644
                                                                             ------------     -----------

          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $    445,452         205,382
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report on Form 10-K (File No. 0-13545) dated March 21, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as the Partnership's 1997 Annual Report on Form 10-K.

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

WFP, LP's principal assets are majority and controlling interests in six office buildings (including the 245 Park Avenue office building).

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the three months ended March 31, 1998, the Partnership has earned $126,897 of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received.

     WFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB Realty Corporation ("JMB") (aggregating $66,406,660 at March 31, 1998). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of corresponding proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $66,406,660 at March 31, 1998.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $3,191 and $4,210 for the three months ended March 31, 1998 and 1997, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, all of which were paid as of March 31, 1998.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for WFP, LP for the three months ended March 31, 1998 and for the three months ended March 31, 1997 is as follows:

                                              1998           1997
                                           ---------       --------
                                            (000's)        (000's)

     Total income . . . . . . . . . .      $  98,396        100,874
                                           =========       ========
     Operating income (loss). . . . .      $  15,378         13,880
                                           =========       ========
     Partnership's share
       of income (loss) . . . . . . .      $   1,467          1,394
                                           =========       ========

     The Partnership's capital in WFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by WFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in WFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the three months ended March 31, 1998 was $613,786. Such amounts may be written off sooner in the event of the sale or disposition of the properties owned by WFP, LP or the Partnership's interest in WFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB pursuant to a demand note, as well as receipt of one-third of the property management fees earned at the 245 Park Avenue property. As of March 31, 1998, JMB has advanced approximately $12,376,000, evidenced by the demand note which reflects the principal and interest payments made related to a loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (9.5% at March 31, 1998). The demand note allows a maximum principal sum of a specified amount. Other notes due JMB have a scheduled maturity date of December, 1998.

     WFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB Realty Corporation ("JMB") (aggregating $66,406,660 at March 31, 1998). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of corresponding proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The increase in deferred interest payable to an affiliate as of March 31, 1998 as compared to December 31, 1997 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Other income for the three months ended March 31, 1998 represents the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement, including fees earned in March classified as other receivables at March 31, 1998.

     The increase in interest expense for the three months ended March 31, 1998 compared to the same period in 1997 is due to an increase in the aggregate amounts outstanding on the Partnership's term loans (including accrued interest, which is deferred and accrues additional interest) during 1998.

     The decrease in professional fees for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily attributable to the timing of recognition of audit fees and increased services related to the restructuring of the Partnership's interest in 245 Park.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998