Form 10-Q
period 1998-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1998-11-16
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                           Commission file #0-13545



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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1998            1997
                                                                           -------------   ------------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    583,839        318,105
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .           37,544         54,850
                                                                            ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $    621,383        372,955
                                                                            ============   ============





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1998            1997
                                                                           -------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     36,375         34,271
  Deferred interest payable to affiliate. . . . . . . . . . . . . . . .       12,533,613      9,946,217
  Notes payable to an affiliate . . . . . . . . . . . . . . . . . . . .       55,612,222     55,612,222
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .       68,182,210     65,592,710

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       68,182,210     65,592,710

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       56,156,611     60,512,968

Venture partner's equity in venture . . . . . . . . . . . . . . . . . .          106,226         62,663

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (480,000)      (480,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (12,438,463)   (12,556,766)
                                                                            ------------   ------------
                                                                             (12,917,463)   (13,035,766)
                                                                            ------------   ------------
  Limited partners (1,000 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      113,057,394    113,057,394
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (7,520,000)    (7,520,000)
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .     (216,443,595)  (218,297,014)
                                                                            ------------   ------------
                                                                            (110,906,201)  (112,759,620)
                                                                            ------------   ------------
          Total partners' capital accounts (deficits) . . . . . . . . .     (123,823,664)  (125,795,386)
                                                                            ------------   ------------
                                                                            $    621,383        372,955
                                                                            ============   ============

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Other income. . . . . . . . . . . . . . . . . .  $   111,330        96,197       367,795       354,943
                                                   -----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .      881,529       825,827     2,587,396     2,437,093
  Professional services . . . . . . . . . . . . .        --            --           62,800       175,496
  General and administrative. . . . . . . . . . .       13,310        31,111        58,671        68,422
                                                   -----------    ----------    ----------    ----------

                                                       894,839       856,938     2,708,867     2,681,011
                                                   -----------    ----------    ----------    ----------

                                                      (783,509)     (760,741)   (2,341,072)   (2,326,068)

Partnership's share of earnings (loss)
  from operations of unconsolidated venture . . .    1,393,786     1,444,042     4,356,357     4,293,613
Venture partner's share of venture operations . .      (13,938)      (14,440)      (43,563)      (42,936)
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   596,339       668,861     1,971,722     1,924,609
                                                   ===========    ==========    ==========    ==========

          Net earnings (loss) per
            limited partnership interest. . . . .  $       561           629         1,853         1,809
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

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)
                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,971,722       1,924,609
  Items not requiring (providing) cash:
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .    (4,356,357)     (4,293,613)
    Venture partner's share of venture operations . . . . . . . . . . . . .        43,563          42,936
  Changes in:
    Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,306          30,733
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,104          (1,648)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,587,396       2,437,093
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       265,734         140,110
                                                                             ------------     -----------

          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .       265,734         140,110

          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .       318,105         109,644
                                                                             ------------     -----------

          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $    583,839         249,754
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                      SEPTEMBER 30, 1998 AND 1997

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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the nine months ended September 30, 1998, the Partnership has earned $367,404 of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received.

     WFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB Realty Corporation ("JMB") (aggregating $68,145,835 at September 30, 1998). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $68,145,835 at September 30, 1998.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $8,009 and $5,168 for the nine months ended September 30, 1998 and 1997, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $1,606 of such costs were unpaid as of September 30, 1998.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for WFP, LP for the nine months ended September 30, 1998 and 1997 is as follows:

                                              1998            1997
                                            --------        -------
                                            (000's)         (000's)

     Total income . . . . . . . . . .       $326,206        303,072
                                            ========        =======
     Operating income (loss). . . . .       $ 45,292         44,366
                                            ========        =======
     Partnership's share
       of income (loss) . . . . . . .       $  2,515          2,452
                                            ========        =======

     The Partnership's capital in WFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by WFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in WFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the nine months ended September 30, 1998 and 1997 was $1,841,357. Such amount may be written off sooner in the event of the sale or disposition of the properties owned by WFP, LP or the Partnership's interest in WFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB pursuant to a demand note, as well as receipt of one-third of the property management fees earned at the 245 Park Avenue property. As of September 30, 1998, JMB has advanced approximately $12,376,000, evidenced by the demand note which reflects the principal and interest payments made related to a loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (9.25% at September 30, 1998). The demand note allows a maximum principal sum of a specified amount. Other notes due JMB have a scheduled maturity date of December, 1998.

     WFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of WFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB Realty Corporation ("JMB") (aggregating $68,145,835 at September 30, 1998). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in WFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The increase in deferred interest payable to an affiliate as of September 30, 1998 as compared to December 31, 1997 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Other income for the three and nine months ended September 30, 1998 and September 30, 1997 represents the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement, including fees earned in September classified as other receivables at September 30, 1998 and 1997.

     The increase in interest expense for the three and nine months ended September 30, 1998 compared to the same period in 1997 is primarily due to an increase in the aggregate amounts outstanding on the Partnership's term loans (including accrued interest, which is deferred and accrues additional interest) during 1998.

     The decrease in professional fees for the nine months ended
September 30, 1998 as compared to the same period in 1997 is primarily attributable to increased professional services in 1997 related to the restructuring of the Partnership's interest in 245 Park.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998