Form 10-K405
period 1998-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1999-03-31
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 1998            Commission File Number 0-13545


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

Documents Incorporated by Reference: Portions of the Private Placement Memorandum of the Registrant dated May 7, 1984 are incorporated by reference in Part I of this Annual Report on Form 10-K.

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   3

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   3


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   3

Item 6.      Selected Financial Data. . . . . . . . . . .   4

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   6

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  10

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  11

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  40


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  40

Item 11.     Executive Compensation . . . . . . . . . . .  42

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  44

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  45


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  45


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  48

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   During 1996, the O&Y
partners and these certain other O&Y affiliates restructured their ownership interest in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, the Joint Venture filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of the Joint Venture, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding 245 Park Avenue as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan and, subject to the partnership agreement, has full authority to manage its affairs. BFP, LP's principal assets are wholly-owned or majority and controlling interests in the following seven office buildings:

     PROPERTY AND LOCATION                    NET RENTABLE AREA

   One World Financial Center                 1,510,987 square feet
    New York, New York

   Two World Financial Center                 2,581,288 square feet
    New York, New York

   Four World Financial Center                1,813,659 square feet
    New York, New York

   One Liberty Plaza                          2,124,000 square feet
    New York, New York

   245 Park Avenue                            1,617,779 square feet
    New York, New York

   53 State Street                            1,120,162 square feet
    Boston, Massachusetts

   75 State Street                              767,096 square feet
    Boston, Massachusetts
    (acquired 9/15/98)

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

     As part of the restructuring, the Partnership received certain limited rights with respect to BFP, LP, pursuant to a separate agreement ("JMB Transaction Agreement") with BFP, LP. These include, among other things, the right to receive one-third of the 245 Park Avenue property management fees, subject to certain limitations, and the right, except under certain circumstances, to prohibit (i) the sale of the 245 Park Avenue property prior to January 2, 2000 and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and deferred interest (aggregating $69,009,231 at December 31, 1998) to JMB Realty Corporation ("JMB"). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below and in the Notes, to which reference is hereby made for a description of such transactions.


ITEM 2.  PROPERTIES

     The Partnership owns an indirect interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties. Reference is also made to Notes 3 and 5 of the Notes to the Consolidated Financial Statements of Brookfield Financial Properties, L.P. included with this Report for a further description of the properties and a discussion of the long-term debt secured by the properties. The Partnership's interest in BFP, LP is pledged as collateral for certain notes payable and deferred interest (aggregating $69,009,231 at December 31, 1998) to JMB.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1998.



                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 882 record holders of the 999 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated herein by reference to Exhibit 99.1 to this annual report.

     The Partnership has not made any distributions since 1989. Reference is made to the Notes and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from its real estate investment.

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1998           1997          1996          1995          1994
                           ------------  ------------   -----------   -----------   -----------
Total income. . . . . . .  $    496,426       483,445        47,854           100           200
                           ============  ============   ===========   ===========   ===========

 Earnings (loss)
 before extraordinary
 item . . . . . . . . . .   $ 2,906,029     2,617,872    (2,827,164)   (7,558,349)   (5,841,403)

Extraordinary item:
 Partnership's share of
 gain on forgiveness of
 indebtedness . . . . . .         --            --        9,486,508         --            --
                           ------------  ------------   -----------   -----------   -----------

Net earnings (loss) . . .  $  2,906,029     2,617,872     6,659,344    (7,558,349)   (5,841,403)
                           ============  ============   ===========   ===========   ===========
Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before extraordinary
   item . . . . . . . . .   $     2,734         2,461        (2,657)       (7,105)       (5,490)
  Extraordinary item. . .         --            --            8,917         --            --
                           ------------  ------------   -----------   -----------   -----------
      Net earnings
        (loss). . . . . .   $     2,734         2,461         6,260        (7,105)       (5,490)
                           ============  ============   ===========   ===========   ===========
Total assets. . . . . . .   $   734,338       372,955       156,838         4,275         --
                           ============  ============   ===========   ===========   ===========
Bank obligations
 and notes payable -
 long-term. . . . . . . .  $     -- (c)        -- (c)    43,236,631    43,236,631    40,319,631
                           ============  ============   ===========   ===========   ===========





----------

      (a)  The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related notes appearing elsewhere in this report.

      (b)  The net earnings (loss) per Interest are based upon the number of Interests outstanding at the end of each period.

      (c)  Such loans are classified as a current liability at December 31, 1998 and 1997 due to their scheduled maturity in December 1998.  The Partnership is currently discussing with JMB possible resolutions related to the scheduled maturity of the term loans.


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

     Since the Partnership had not been receiving operating cash flow distributions from its original investment property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership elected to suspend cash distributions to the partners and retain funds for its cash requirements. These reserves were exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. The Partnership and its bank lender reached a modification and extension agreement regarding the $50,000,000 term loans that matured in October 1993. These term loans were secured by the Partnership's interest in its real estate investment, and a guaranty by JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner, of $25,000,000 of the term loans. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrued at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") were subject to periodic amortization through payment of quarterly installments of principal (principal in the amount of $2,500,000 per annum in 1994 and $2,707,000 in 1995); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 converted to a note payable due December 1998 with interest accruing at an annual rate of 2%.

     In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable for the period January through December 1994. An additional $1,249,000 and two payments of $729,000 each were paid in January through June 1995, respectively. All payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans have been treated as advances to the Partnership. As of December 31, 1998, JMB has advanced approximately $12,376,000, evidenced by a demand note, which reflects the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (8.75% at December 31, 1998 and 9.5% at December 31, 1997). The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in its real estate investment. Reference is made to the Notes for further information concerning borrowings incurred by the Partnership.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which was terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. The scheduled maturity of the term loans was December 31, 1998. However, JMB has not pursued its remedies under these notes as a result of the non-payment of interest under the LIBOR Note or the maturity of these notes. The Partnership is currently discussing with JMB a possible resolution related to the scheduled maturity of such term loan notes. These loans and the demand loan payable to JMB are secured by the Partnership's interest in BFP, LP and are subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP.

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   During 1996, the O&Y
partners and these certain other O&Y affiliates restructured their ownership interest in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, the Joint Venture filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of the Joint Venture, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding 245 Park Avenue as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP") formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan and, subject to the partnership agreement, has full authority to manage its affairs. BFP, LP's principal assets are wholly-owned or majority and controlling interests in the seven office buildings located in New York, New York and Boston, Massachusetts.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest (aggregating $69,009,231 at December 31, 1998) to JMB. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     Pursuant to the terms of the JMB Transaction Agreement dated
November 21, 1996, the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon the successful resolution related to the scheduled maturity date (December 31, 1998) of the term loans, the receipt of one-third of the property management fees earned at the 245 Park Avenue property and, if necessary, additional advances from JMB under the demand loan. The Partnership is discussing with JMB a possible resolution related to the term loan notes, which have a scheduled maturity of December 31, 1998.

RESULTS OF OPERATIONS

     The increase in cash at December 31, 1998 as compared to December 31, 1997 is primarily due to receipt of one third of the monthly management fees earned at the 245 Park Avenue property, a portion of which have been used to fund Partnership operating expenses.

     The increase in deferred interest payable to an affiliate as of December 31, 1998 as compared to December 31, 1997 is due to the interest accruals on the term loans and the demand note payable to JMB.

     The increase in interest and other income for the years ended December 31, 1998 and 1997 as compared to the year ended December 31, 1996 is primarily a result of income from the Partnership's share of the property management fees from the 245 Park Avenue property. Pursuant to the terms of the JMB Transaction Agreement described above, commencing in November, 1996, the Partnership is entitled to one third of the monthly property management fees earned at the 245 Park Avenue property.

     The increase in interest expense for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and the year ended December 31, 1997 as compared to December 31, 1996 is primarily due to an increase in the aggregate amounts outstanding on the Partnership's term loans due to accrued interest, which is deferred and accrues additional interest.

     The decrease in professional services for the year ended December 31, 1998 as compared to the years ended December 31, 1997 and 1996 is primarily attributable to the legal fees and other professional services in connection with the restructuring of the Partnership's interest in 245 Park, net of any reimbursements. Pursuant to the Plan of Reorganization, during 1996, the Partnership received reimbursements of $375,000 for legal fees incurred related to the restructuring of the Partnership's interest in 245 Park.

     The increase in Partnership's share of income (loss) from operations of unconsolidated venture for the years ended December 31, 1998 and December 31, 1997 compared to the year ended December 31, 1996 is due to the restructuring of the Partnership's interest in 245 Park and refinancing of the debt for certain of the properties owned by BFP, LP. Pursuant to the restructuring, effective November 21, 1996, the Partnership's 46.5% interest in 245 Park was exchanged for an approximate 5.56% interest in BFP, LP, which has wholly-owned or majority and controlling interests in the 245 Park Avenue office building and six other office buildings.

     The Partnership's share of gain on forgiveness of indebtedness recognized by 245 Park related to the restructuring of the junior mortgage loans in 1996, for which default interest was forgiven.

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

YEAR 2000

     The year 2000 problem is the result of computer programs being written with two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions or engage in other normal business activities.

     The Partnership uses the telephone, accounting, transfer agent and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. Except as noted in the following sentence, the Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects. Both the hardware and software for individual personal computers used in the Partnership's administrative systems are expected to be tested for their year 2000 compliance during the summer of 1999.

     In addition, the Partnership has received written representation from BFP, LP that its computer systems and non-information technology systems are or are being made year 2000 compliant in all material respects.
Certain of the building systems at some of BFP, LP's properties need minor upgrading, which has been undertaken and is expected to be completed in the near future.

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance.

     The Partnership is relying on the representation of BFP, LP as to its ability to be year 2000 compliant in all material respects. In the event that such representation were incorrect, BFP, LP could experience various operational difficulties, such as an inability to process transactions or information relating to its properties and/or systems failures (such as elevators, alarm and security systems) at its properties. Such operational difficulties could result in remediation and other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not have a material adverse effect on the Partnership's investment in BFP, LP.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. Since the Partnership has certain notes payable that bear interest at variable rates, an increase in interest rates would increase the Partnership's cost of borrowings under these notes. Reference is made to the Notes for further information concerning borrowings incurred by the Partnership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations, years ended
  December 31, 1998, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows, years ended
  December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.




                 BROOKFIELD FINANCIAL PROPERTIES, L.P.
              (FORMERLY WORLD FINANCIAL PROPERTIES, L.P.)

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheet, December 31, 1998

Consolidated Statement of Operations, for the year ended
  December 31, 1998

Consolidated Statement of Partners' Capital Accounts, for the year ended December 31, 1998

Consolidated Statement of Cash Flows, for the year ended
  December 31, 1998

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As described in the notes to the financial statements, the Partnership is dependent upon the successful resolution related to the scheduled maturity date (December 31, 1998) of the term loans due to JMB Realty Corporation. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                          KPMG LLP

Chicago, Illinois
March 26, 1999

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1998 AND 1997

                                                   ASSETS
                                                   ------


                                                                            1998              1997
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   695,066          318,105
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .         39,272           54,850
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $   734,338          372,955
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     41,346           34,271
  Deferred interest payable to an affiliate . . . . . . . . . . . . .     13,397,009        9,946,217
  Current portion of notes payable to an affiliate
    and demand note payable to affiliate. . . . . . . . . . . . . . .     55,612,222       55,612,222
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .     69,050,577       65,592,710

                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     69,050,577       65,592,710

Investment in unconsolidated venture, at equity . . . . . . . . . . .     54,449,825       60,512,968

Venture partner's equity in venture . . . . . . . . . . . . . . . . .        123,293           62,663

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (12,382,404)     (12,556,766)
                                                                        ------------      -----------
                                                                         (12,861,404)     (13,035,766)
                                                                        ------------      -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (215,565,347)    (218,297,014)
                                                                        ------------      -----------
                                                                        (110,027,953)    (112,759,620)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .   (122,889,357)    (125,795,386)
                                                                        ------------      -----------
                                                                        $    734,338          372,955
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Interest and other income . . . . . . . . . . . .    $    496,426          483,445          47,854
                                                       ------------     ------------    ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . .       3,450,792        3,305,407       3,134,509
  Professional services . . . . . . . . . . . . . .          62,800          178,451         129,720
  General and administrative. . . . . . . . . . . .          79,318           87,230          85,400
                                                       ------------     ------------    ------------
                                                          3,592,910        3,571,088       3,349,629
                                                       ------------     ------------    ------------
                                                         (3,096,484)     (3,087,643)      (3,301,775)
Partnership's share of income (loss)
  from operations of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . . .       6,063,143        5,763,142         479,647
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . . .         (60,630)         (57,627)         (5,036)
                                                       ------------     ------------    ------------
    Earnings (loss) before extraordinary item . . .       2,906,029        2,617,872      (2,827,164)

Extraordinary item:
  Partnership's share of gain on
   forgiveness of indebtedness. . . . . . . . . . .           --               --          9,486,508
                                                       ------------     ------------    ------------
    Net earnings (loss) . . . . . . . . . . . . . .    $  2,906,029        2,617,872       6,659,344
                                                       ============     ============    ============
    Net earnings (loss) per limited
     partnership interest:
      Earnings (loss) before extraordinary item . .     $     2,734            2,461          (2,657)
      Extraordinary item. . . . . . . . . . . . . .           --               --              8,917
                                                       ------------     ------------    ------------
          Net earnings (loss) . . . . . . . . . . .     $     2,734            2,461           6,260
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (a limited partnership)
                                            and Consolidated Venture

                        Consolidated Statements of Partners' Capital Accounts (Deficits)

                                  Years Ended December 31, 1998, 1997 AND 1996


                                 GENERAL PARTNERS                                      LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                        NET                                      NET OF       NET
            CONTRI-   EARNINGS       CASH                       OFFERING    EARNINGS      CASH
            BUTIONS    (LOSS)    DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
            -------  ----------- -------------  -----------   ----------- ----------- ------------- ------------

Balance
 (deficits)
 Decem-
 ber 31,
 1995 . . . .$1,000  (13,113,399)    (480,000) (13,592,399)  113,057,394 (227,017,597)  (7,520,000) (121,480,203)

Net earnings
 (loss) . . .  --        399,561        --         399,561         --       6,259,783        --        6,259,783
            ------   -----------    ---------  -----------   ----------- ------------  -----------  ------------

Balance
 (deficits)
 Decem-
 ber 31,
 1996 . . . .1,000   (12,713,838)    (480,000) (13,192,838)  113,057,394 (220,757,814)  (7,520,000) (115,220,420)

Net earnings
 (loss) . . .  --        157,072        --         157,072         --       2,460,800        --        2,460,800
            ------   -----------    ---------  -----------    ----------------------- ------------  ------------





                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (a limited partnership)
                                            and Consolidated Venture

                  Consolidated Statements of Partners' Capital Accounts (Deficits) - CONTINUED




                                 GENERAL PARTNERS                                     LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                        NET                                      NET OF       NET
            CONTRI-   EARNINGS       CASH                       OFFERING    EARNINGS      CASH
            BUTIONS    (LOSS)    DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
            -------  ----------- -------------  -----------   ----------- ----------- ------------- ------------

Balance
 (deficits)
 Decem-
 ber 31,
 1997 . . . . 1,000  (12,556,766)    (480,000) (13,035,766)   113,057,394(218,297,014)  (7,520,000) (112,759,620)

Net earnings
 (loss) . . .  --        174,362        --         174,362         --       2,731,667        --        2,731,667
            ------   -----------    ---------  -----------    ----------------------- ------------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1998 . . . .$1,000  (12,382,404)    (480,000) (12,861,404)  113,057,394 (215,565,347)  (7,520,000) (110,027,953)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998            1997             1996
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $ 2,906,029        2,617,872       6,659,344
  Items not requiring cash or cash equivalents:
     Partnership's share of (earnings) loss from
       operations of unconsolidated venture . . . .      (6,063,143)      (5,763,142)       (479,647)
     Extraordinary item . . . . . . . . . . . . . .           --               --         (9,486,508)
     Venture partner's share of venture
       operations . . . . . . . . . . . . . . . . .          60,630           57,627           5,036
  Changes in:
     Other receivables. . . . . . . . . . . . . . .          15,578           (7,656)        (47,194)
     Accounts payable . . . . . . . . . . . . . . .           7,075           (1,647)        (26,171)
     Deferred interest payable to an affiliate. . .       3,450,792        3,305,407       3,134,509
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         376,961          208,461        (240,631)
                                                        -----------      -----------     -----------
Cash flows from investing activities:
                                                              --               --              --
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Fundings of demand note payable . . . . . . . . .           --               --            346,000
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .           --               --            346,000
                                                        -----------      -----------     -----------





                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      STATEMENTS OF CASH FLOWS - CONTINUED




                                                            1998            1997             1996
                                                        -----------      -----------     -----------

          Net increase (decrease) in cash . . . . .         376,961          208,461         105,369
          Cash, beginning of year . . . . . . . . .         318,105          109,644           4,275
                                                        -----------      -----------     -----------
          Cash, end of year . . . . . . . . . . . .     $   695,066          318,105         109,644
                                                        ===========      ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest . . .     $     --              --               --
                                                        ===========      ===========     ===========

    Non-cash investing and financing activities . .     $     --              --               --
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

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1998, 1997 AND 1996



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     As a result of the 1996 restructuring, JMB/245 Park Avenue Associates, Ltd. (the "Partnership") owns (through a limited liability company of which the Partnership is a 99% member, described below) an approximate 5.56% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"), a joint venture that holds an equity investment in commercial office buildings located in New York, New York and Boston, Massachusetts.
Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, JMB/245 Park Avenue Holding Company, LLC, ("JMB/245 LLC") as of its formation date, November 21, 1996. Through November 21, 1996, the Partnership held an approximate 48.25% interest in 245 Park Avenue Company ("245 Park" or the "Joint Venture"), which owned the 245 Park Avenue office building in New York, New York (see "Investment in Unconsolidated Venture" below). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in 245 Park through the effective date of the restructuring (November 21, 1996 ("Effective Date")) and the Partnership's 5.56% interest in BFP, LP subsequent to the Effective Date. Accordingly, the financial statements do not include the accounts of 245 Park or BFP, LP. The results of operations of the unconsolidated venture prior to the Effective Date are exclusive of approximately $12.7 million of contractual interest expense not recorded and not paid by 245 Park due to its bankruptcy and in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:



                                                   1998                              1997
                                     ------------------------------   ------------------------------
                                                         TAX BASIS                        TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS     (UNAUDITED)
                                      ------------      -----------     -------------   ------------
Total assets. . . . . . . . . . . .   $    734,338     (119,978,577)         372,955    (121,182,633)
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .    (12,861,404)     (27,902,520)     (13,035,766)    (27,974,338)
  Limited partners. . . . . . . . .   (110,027,953)    (149,279,160)    (112,759,620)   (150,404,312)
 Net earnings (losses):
  General partners. . . . . . . . .        174,362           71,818          157,072           7,550
  Limited partners. . . . . . . . .      2,731,667        1,125,152        2,460,800         118,273
 Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          2,734            1,125            2,461             118
                                      ============      ===========    =============    ============


     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. The above-noted deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under

Chapter 11 of the United States Bankruptcy Code. During 1996, the O&Y partners and these certain other O&Y affiliates restructured their ownership interests in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, 245 Park filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of 245 Park, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding the 245 Park Avenue office building as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in a newly formed partnership, BFP, LP. The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan. BFP, LP's principal assets are wholly-owned or majority and controlling interests in seven office buildings (including 245 Park Avenue office building).

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

     BFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and accrued interest (aggregating $69,009,231 at December 31, 1998) to JMB Realty Corporation ("JMB") which are secured by the Partnership's interest in BFP, LP. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

     However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership and its lender had reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. These term loans (described below) were secured by the Partnership's interest in its real estate investment, and $25,000,000 (current principal outstanding balance of $16,042,000 at December 31, 1998 and 1997) of the term loans required interest only payments. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) one-half of the principal amount of the term loans required interest to be paid currently at a rate related to either the London Interbank Offer Rate (LIBOR) or the prime rate while interest on the balance of the term loans accrues at an annual rate of 2%; (iii) the term loan bearing interest at a rate related to either LIBOR (the "LIBOR Note") or the prime rate was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 was converted to a note payable due December 1998 with interest accruing at an annual rate of 2%. Payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrues on these advances (and accrued and deferred interest thereon) at the annual rate of prime plus 1% (8.75% at December 31, 1998 and 9.5% at December 31, 1997). As of December 31, 1998, JMB has advanced approximately $12,376,000, evidenced by a demand note, which includes the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership.
The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in BFP, LP.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which was terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to the scheduled maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. The scheduled maturity of the term loans was December 31, 1998. However, JMB has not pursued any remedies under these notes as a result of the non-payment of monthly interest under the LIBOR Note or the maturity of the term loan notes in December 1998. The Partnership is currently discussing with JMB possible resolutions related to the scheduled maturity of such term loan notes. These loans and the demand note payable to JMB are secured by the Partnership's interest in BFP, LP and are subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP. It currently appears unlikely, however, that any significant operating distributions will be received by the Partnership from BFP, LP due to the level of indebtedness remaining on the properties owned by BFP, LP. Accordingly, the Partnership's primary sources of capital to pay for continuing operations are receipt of one-third of the property management fees earned at the 245 Park Avenue property and, if necessary, additional advances from JMB under the demand loan.

NOTES PAYABLE TO AN AFFILIATE

     Notes payable to an affiliate consist of the following at December 31, 1998 and 1997:
                                            1998            1997
                                        -----------     -----------
Note payable (term loan) bearing
 interest at a variable rate related
 to LIBOR (8.285% per annum at
 December 31, 1998); secured by the
 Partnership's interest in BFP, LP;

                                            1998            1997
                                        -----------     -----------
 interest payable monthly; scheduled
 maturity (discussed above)
 December 1998. . . . . . . . . . . .   $16,042,000      16,042,000

Note payable (term loan) bearing
 interest at 2% per annum; secured
 by the Partnership's interest in
 BFP, LP; no payments until
 December 1998 when the entire
 principal amount and accrued
 compounded interest were scheduled
 to be due (as discussed above) . . .    25,000,000      25,000,000

Note payable (term loan)
 bearing interest at 2% per
 annum; secured by the
 Partnership's interest in
 BFP, LP; no payments until
 December 1998 when the entire
 principal amount and accrued
 compounded interest were scheduled
 to be due (as discussed above) . . .     2,194,631       2,194,631

Demand note payable bearing
 interest at prime plus 1%
 (8.75% per annum at December 31,
 1998); advanced by JMB; maximum
 principal sum of a specified
 amount secured by the Partner-
 ship's interest in BFP, LP . . . . .    12,375,591      12,375,591
                                        -----------     -----------
                                        $55,612,222      55,612,222
                                        ===========     ===========

     In addition, deferred and unpaid interest payable was $13,397,009 and $9,946,217 as of December 31, 1998 and 1997, respectively.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998, 1997 and 1996 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                             1998       1997      1996      1998
                           -------     ------    ------  ------------
Insurance commissions . .  $   792       --        --         --
Reimbursement (at cost)
 for legal services . . .    2,796      1,267     1,455        479
Reimbursement (at cost)
 for accounting services.    2,056      1,521       750        562
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .    --         2,380       518       --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . .       14       --       9,860       --
                           -------     ------    ------     ------
                           $ 5,658      5,168    12,583      1,041
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

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for BFP, LP as of and for the years ended December 31, 1998 and 1997:

                                           1998           1997
                                       -----------     -----------
                                          (000's)        (000's)
Assets:
  Commercial properties . . . . . .    $ 3,122,191       2,514,362
  Other assets. . . . . . . . . . .        149,979         115,771
                                       -----------     -----------
     Total assets . . . . . . . . .    $ 3,272,170       2,630,133
                                       ===========     ===========
Liabilities and Partners Capital:
  Accounts payable and
    other payables. . . . . . . . .    $   223,909          62,935
  Long and short term debt. . . . .      2,352,825       1,935,461
  Venture Partners' equity. . . . .        656,771         596,691
                                       -----------     -----------
     Total liabilities. . . . . . .    $ 3,233,505       2,595,087
                                       ===========     ===========
     Partnership's capital. . . . .    $    38,665          35,046
                                       ===========     ===========

                                           1998           1997
                                       -----------     -----------
                                          (000's)        (000's)
Represented by:
  Invested capital. . . . . . . . .     $   31,725          31,725
  Cumulative distributions
    and other . . . . . . . . . . .             24              13
  Cumulative net earnings . . . . .          6,916           3,308
                                       -----------     -----------
                                       $    38,665          35,046
                                       ===========     ===========

Total income. . . . . . . . . . . .    $   451,441         405,993
Expenses. . . . . . . . . . . . . .        386,481         346,087
                                       -----------     -----------
Net income (loss) . . . . . . . . .    $    64,960          59,906
                                       ===========     ===========
Partnership's share:
  Equity in earnings of BFP, LP . .    $     3,608           3,308
                                       -----------     -----------
                                       $     3,608           3,308
                                       ===========     ===========

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the year ended
December 31, 1998 and the year ended December 31, 1997 was $2,455,143 and $2,455,142, respectively. Such amounts may be written off sooner in the event of the sale or disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

     The total income, expenses and net income (loss) (inclusive of results of operations for 245 Park through the Effective Date and BFP, LP subsequent to the Effective Date) for the year ended December 31, 1996 were $162,984,000, $137,932,000, and $25,052,000, respectively. Total income and net income (loss) for the year ended December 31, 1996 includes an extraordinary gain on forgiveness of indebtedness of $19,661,000 related to the restructuring of 245 Park Avenue.

                     INDEPENDENT AUDITORS' REPORT


To the Partners of
Brookfield Financial Properties, L.P.
New York, New York


     We have audited the accompanying consolidated balance sheet of Brookfield Financial Properties, L.P. (formerly World Financial Properties, L.P.) (the Company) as of December 31, 1998, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Brookfield Financial
Properties, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.









                                        DELOITTE & TOUCHE LLP

New York, New York
March 5, 1999

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                      CONSOLIDATED BALANCE SHEET

                          DECEMBER 31, 1998
                                (000's)



               ASSETS

                                       NOTE



Commercial properties . . . . . . 2a, 2b, 3        $ 3,122,191

Cash and cash equivalents
 (including restricted cash and
  cash equivalents of $67,623). .        2d             73,088
Accounts receivable . . . . . . .                       34,004
Other assets. . . . . . . . . . .        9a             42,887
                                                   -----------
Total Assets. . . . . . . . . . .                  $ 3,272,170
                                                   ===========

          LIABILITIES AND PARTNERS' CAPITAL

Long term commercial property
  debt. . . . . . . . . . . . . .     5, 9c        $ 2,299,672
Short term debt . . . . . . . . .         6             53,153
Accounts payable and
  other liabilities . . . . . . .    7, 10c            223,909
                                                   -----------
                                                     2,576,734
                                                   -----------

Partners' capital . . . . . . . .       1,4            695,436
                                                   -----------
Total Liabilities and
  Partners' Capital . . . . . . .                  $ 3,272,170
                                                   ===========























              The accompanying notes are an integral part
                     of this financial statement.

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                (000's)



                                       NOTE
REVENUES:



Rental income . . . . . . . . . .      2g,8        $  432,581
Equity earnings from
  joint venture . . . . . . . . .         3             8,823
Interest and other income . . . .        9b            10,037
                                                   ----------

                                                      451,441
                                                   ----------
EXPENSES:

Property operations . . . . . . .                     148,040
Interest. . . . . . . . . . . . .    5,6,9c           172,592
Administrative and development. .                       9,161
Depreciation and amortization . .        2b            56,688
                                                   ----------
                                                      386,481
                                                   ----------
NET INCOME. . . . . . . . . . . .                  $   64,960
                                                   ==========


































              The accompanying notes are an integral part
                     of this financial statement.

                                    BROOKFIELD FINANCIAL PROPERTIES, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                    FOR THE YEAR ENDED DECEMBER 31, 1998
                                                   (000's)
                                                               Units
                                              Balance       Transfered                          Balance
                                              12/31/97       (Retired)         Net Income       12/31/98
                                             ----------     -----------        ----------      ----------
          GENERAL PARTNERS

Brookfield Financial Properties, Inc.
 (formerly World Financial
 Properties, Inc.). . . . . . . . . .         $  6,341           $    2          $   653         $  6,996

JMB 245 Park Avenue Holding
  Company, LLC. . . . . . . . . . . .           35,046               11            3,608           38,665


          LIMITED PARTNERS

Brookfield Properties Corporation:

  Brookfield Properties Holdings Inc.
  (formerly Battery Park Holdings Inc.)        255,686               78           26,335          282,099

  Olympia & York Tower B Company. . .           50,097               15            5,154           55,266

  Battery Park Partners (Note 1). . .            --             250,928           16,364          267,292

Canadian Imperial Bank of Commerce
 (Note 1) . . . . . . . . . . . . . .          131,785         (134,994)           3,209           --

Emerald LP Holdings, Inc. (Note 1). .          143,394         (115,850)           8,765           36,309

Other . . . . . . . . . . . . . . . .            9,388           (1,451)             872            8,809
                                              --------          -------          -------         --------

                                              $631,737          $(1,261)         $64,960         $695,436
                                              ========          =======          =======         ========






                  The aaccompanying notes are an integral part of this financial statement.




                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                (000's)


OPERATING ACTIVITIES:




Net income. . . . . . . . . . . . . . .     $   64,960
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
  Depreciation and amortization . . . .         56,688
  Equity earnings from joint venture. .         (8,823)
  Accrued interest income . . . . . . .           (110)
  Accrued interest expense. . . . . . .          5,643
  Increase in straight-line receivable.        (38,900)
  Changes in other operating assets
   and liabilities:
    Increase in accounts receivable . .         (8,294)
    Decrease in other assets. . . . . .          3,439
    Increase in accounts payable
      and other liabilities . . . . . .          4,147
                                             ---------
      NET CASH PROVIDED BY
        OPERATING ACTIVITIES. . . . . .         78,750
                                             ---------
INVESTING ACTIVITIES:

Additions to commercial properties. . .       (342,368)
Distributions from joint ventures . . .          1,976
Purchase venture interest in commercial
 property . . . . . . . . . . . . . . .       (132,858)
Other assets, net . . . . . . . . . . .         14,731
                                             ---------
      NET CASH USED BY
        INVESTING ACTIVITIES. . . . . .       (458,519)
                                             ---------
FINANCING ACTIVITIES:

Equity units retired. . . . . . . . . .         (1,261)
Additions to long term debt . . . . . .        220,000
Additions to short term debt. . . . . .        225,263
Addition of other liabilities . . . . .        164,000
Loss on termination of swap agreement .         (3,160)
Repayments of short term debt . . . . .       (181,219)
Repayments of long term debt. . . . . .        (27,711)
                                             ---------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES. . . . . .        395,912
                                             ---------

Increase in cash and cash equivalents .         16,143
Cash and cash equivalents
  - beginning of year . . . . . . . . .         56,945
                                             ---------
Cash and cash equivalents
  - end of year . . . . . . . . . . . .      $  73,088
                                             =========


              The accompanying notes are an integral part
                     of this financial statement.




                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (000's)



1.   ORGANIZATION

     Brookfield Financial Properties, L.P. (formerly World Financial
Properties, L.P.) (the Company) is a Delaware limited partnership organized as of November 21, 1996 by and among Brookfield Financial Properties, Inc.
(formerly World Financial Properties, Inc.), a Delaware corporation wholly owned by the Co-Proponents (as defined below), as a general partner, JMB
245 Park Avenue Holding Company, LLC (JMB), as a general partner, and
Brookfield Properties Holdings, Inc. (formerly known as Battery Park
Holdings Inc.), Olympia & York Tower B Company (both of which are subsidiaries of Brookfield Properties Corporation and are collectively referred to as BPHI), Canadian Imperial Bank of Commerce (CIBC), WFP
Holdings Limited Partnership (Dragon), Emerald LP Holdings, Inc. (Citibank) and various other partners as limited partners. BPHI, CIBC, Dragon and Citibank are collectively referred to as the Co-Proponents. BPHI acquired the interests of Dragon in 1997 and, through a subsidiary entity, Battery
Park Partners, acquired the CIBC interests on March 31, 1998 and a significant portion of the Citibank interests on June 25, 1998.

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

     b.   Depreciation and amortization

     Depreciation of office buildings and improvements is provided on the straight-line method over the estimated lives of the buildings which management has estimated to be 40-50 years. Amortization of tenant improvements and other leasing costs is provided on the straight-line method over the terms of the related leases.

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

     Restricted cash and cash equivalents principally represents amounts which are subject to certain loan agreements.




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

     g.   Rental income

     Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancellable term of the respective leases, and are recorded as adjustments to rental income.





3.   COMMERCIAL PROPERTIES

     Description

     The Company, through its subsidiaries and joint venture, is primarily involved in the operation of commercial real estate located in New York
City and Boston and whose tenants are principally large financial and professional service institutions. The properties owned by the Company, in whole or in part, are as follows:

     (i)    WORLD FINANCIAL CENTER - TOWER A, NEW YORK, NEW YORK

            Tower A is a 40-story commercial office building which was completed in 1985 and has a net rentable area of 1,510,987 square feet. The property is owned in a general partnership with an affiliate of CIBC, a major tenant in Tower A, who holds a 26% partnership interest. At
December 31, 1998, the property is 99% leased.

     (ii)   WORLD FINANCIAL CENTER - TOWER B, NEW YORK, NEW YORK

            Tower B is a 45-story commercial office building which was completed in 1988 and has a net rentable area of 2,581,288 square feet. The property is currently 99% leased, on a net basis, to an affiliate of Merrill Lynch & Co. (Merrill).

     (iii)  WORLD FINANCIAL CENTER - TOWER D, NEW YORK, NEW YORK

            Tower D is a 34-story commercial office building which was completed in 1987 and has a net rentable area of 1,813,659 square feet. The property is 99% leased, on a net basis, to an affiliate of Merrill. The property is owned in a general partnership with Merrill, with the Company holding a 51% interest and Merrill holding a 49% interest.

     (iv)   ONE LIBERTY PLAZA, NEW YORK, NEW YORK

            One Liberty Plaza is a 53-story commercial office building which was completed in 1971 and has a net rentable area of 2,124,000 square feet. At December 31, 1998, the property is 99% leased.

     (v)    245 PARK AVENUE, NEW YORK, NEW YORK

            245 Park Avenue is a 45-story commercial office building which was completed in 1970 and has a net rentable area of 1,617,779 square feet.
At December 31, 1998, the property is 92% leased.

     (vi)   53 STATE STREET, BOSTON, MASSACHUSETTS

            53 State Street is a 40-story commercial office building which was completed in 1985 and has a net rentable area of 1,120,162 square feet.
Through March 31, 1998, the building was owned in a limited partnership with an affiliate of Nomura, Babcock & Brown (NBB), with each partner having a 50% interest. On April 1, 1998, the company acquired NBB's 50% partner interest increasing its ownership interest to 100%. At December
31, 1998, the property is 99% leased.

     (vii)  75 STATE STREET, BOSTON, MASSACHUSETTS

            75 State Street is a 31-story commercial office building which the company acquired on September 15, 1998. The property was completed in 1989 and contains 767,096 rentable square feet of office and retail space and 235,000 square feet of parking space. At December 31, 1998, the property is 99% leased.






            Included in Commercial Properties at December 31, 1998 are consolidated commercial properties of $2,973 million, a joint venture investment of $66 million, and straight-line rent receivables of $83 million.


CONSOLIDATED COMMERCIAL PROPERTIES:

     The Company's consolidated commercial properties at December 31, 1998 are as follows:

                 Land . . . . . . . . . . . .    $ 406,561
                 Buildings and improvements .    2,677,419
                                                ----------
                                                 3,083,980
                 Accumulated depreciation
                  and amortization. . . . . .     (110,993)
                                                ----------

                 Total. . . . . . . . . . . .  $ 2,972,987
                                                ==========

JOINT VENTURE - COMMERCIAL PROPERTY:

     The condensed balance sheet and condensed statement of operations of Tower D, in which the Company has a joint venture investment, at and for the year ended December 31, 1998 is a follows:


ASSETS
  Commercial property . . . . .                  $644,198
  Other assets. . . . . . . . .                    44,946
                                                 --------
  Total assets. . . . . . . . .                  $689,144
                                                 ========
LIABILITIES
  Long term debt. . . . . . . .                  $434,346
  Accounts payable and other. .                     5,128
                                                 --------
  Total liabilities . . . . . .                   439,474
                                                 --------

PARTNERS' CAPITAL
  Brookfield Financial Properties,
    L.P.. . . . . . . . . . . .                    65,887
  Co-venturer . . . . . . . . .                   183,783
                                                 --------
                                                  249,670
                                                 --------
  Total liabilities and
    partners' capital . . . . .                  $689,144
                                                 ========

Revenues. . . . . . . . . . . .                  $ 81,081
Operating expenses. . . . . . .                   (50,500)
Depreciation and amortization .                   (13,442)
                                                 --------
  Net income. . . . . . . . . .                  $ 17,139
                                                 ========





4.   PARTNERS' CAPITAL

     During 1998, the Company acquired 234 partnership units which were subsequently retired.

5.   LONG TERM DEBT

     Long term debt of $2,253.9 million at December 31, 1998 carries a weighted average interest rate of 7.3% and is secured by mortgages and other security interests which are collateralized by consolidated commercial properties. Total interest paid on long term debt obligations for the year ended December 31, 1998 aggregated $157.3 million. The scheduled repayments of long term debt at December 31, 1998 are as follows:

                    Years ending December 31,
                            1999. . . . . . . . .  $   53,292
                            2000. . . . . . . . .      66,766
                            2001. . . . . . . . .      78,436
                            2002. . . . . . . . .      79,302
                            2003. . . . . . . . .      71,325
                            Thereafter. . . . . .   1,904,781
                                                   ----------
                                                   $2,253,902
                                                   ==========

     In addition, included in long term debt is $45.8 million of subordinated long term debt which represents the net carrying value of a non-interest bearing promissory note (the Note) payable by WFP Tower B Co.,
L. P. (the Obligor), a subsidiary of Brookfield Financial Properties, L.P.
and which matures in 2014. The Note carries a face amount of $150 million and is convertible by the Obligor at maturity into a 25% interest in Tower
B, provided that the fair market value of Tower B, taking into account the then outstanding principal indebtedness secured by the leasehold interest in Tower B, is at least $600 million. The carrying amount represents the current value of the Note based upon the estimated residual value of the building discounted at 9.5%.


6.   SHORT TERM DEBT

     Pursuant to a demand note, the Company has a $53.2 million loan outstanding from Brysons International Bank, Ltd. ("Brysons"), an affiliate of BPHI. The note accrues interest at a rate equal to LIBOR plus 2.00%, and is payable on March 31, 1999. Interest accrued through December 31, 1998 aggregated $0.7 million. Furthermore, during the year the company had received additional loans from Brysons and another affiliate, which were subsequently repaid during the year. Total interest expense paid on short term debt for the year ended December 31, 1998 aggregated $9.0 million.


7.   ACCOUNTS PAYABLE AND OTHER PAYABLES

     Included in accounts payable and other liabilities is $3.5 million payable to the City and State of New York relating to a tax settlement agreement between the Company's predecessors and the City and State of New
York in connection with the settlement of amounts due for corporate taxes.
This balance is payable in semi-annual installments through 2000, with interest at 9%. Total interest expense paid on this obligation and other payables for the year ended December 31, 1998 aggregated $0.7 million.


8.   RENTALS UNDER OPERATING LEASES

     Rental revenues are derived from the leasing of space in the buildings to commercial and retail tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense escalations to be paid in monthly installments. Rental income includes additional rentals for operating expense reimbursements and escalations amounting to $63.6 million for the period ended December 31, 1998.




     The following is a schedule of minimum future rental income under noncancellable operating leases during the next five years and thereafter presented on a straight-line basis.

                    Years ending December 31,
                            1999. . . . . . . . .  $  394,851
                            2000. . . . . . . . .     388,332
                            2001. . . . . . . . .     379,207
                            2002. . . . . . . . .     372,281
                            2003. . . . . . . . .     330,798
                            Thereafter. . . . . .   2,008,830
                                                   ----------
          Total future minimum rentals. . . . . .  $3,874,299
                                                   ==========


9.   OTHER RELATED PARTY TRANSACTIONS

     a. Included in other assets is a note receivable from the BPHI in the amount of $1.4 million. This note bears interest at 9% and is due in 2001.

     b. Brookfield Financial Properties, L.P. performs management services for certain of its properties and certain affiliates pursuant to separate agreements. For the year ended December 31, 1998, $9.1 million in fees was earned, of which $7.8 million has been eliminated within these financial statements.

     c. Included in long term debt is a $25 million note due to Brysons
International Bank, Ltd., which bears interest at 9.5% payable quarterly.
The principal balance of the note is due in full on September 16, 2003.
Interest paid during the year aggregated $0.6 million.


10.  COMMITMENTS AND CONTINGENCIES

     a. The Company is obligated under various ground leases expiring between 2069 and 2077. The following is a schedule of the future minimum rental payments under these leases.

                    Years ending December 31,

                            1999. . . . . . . . .    $ 11,215
                            2000. . . . . . . . .      11,215
                            2001. . . . . . . . .      11,215
                            2002. . . . . . . . .      11,215
                            2003. . . . . . . . .      11,215
                            Thereafter. . . . . .     706,810
                                                     --------
                                                     $762,885
                                                     ========

     b. A wholly-owned, consolidated corporate subsidiary of the Company is currently involved in litigation (the SF Litigation) with Coopers & Lybrand
OYDL Inc. (Coopers) in connection with an action filed by Coopers against Olympia & York Realty Corp. and Olympia & York SF Holdings Corporation
(collectively SF) in 1993. SF was part of a group of entities which had comprised the U.S. Operations of Olympia & York (O&Y (U.S.)). O&Y (U.S.)
was reorganized pursuant to a Chapter 11 bankruptcy plan (the Plan) pursuant to which the Company succeeded as the principal holder of the assets of O&Y (U.S.). This action, which is pending in an Ontario, Canada court, arose in connection with a claim by Coopers to reinstate indebtedness (approximately $332 million) between SF Holdings and Olympia &
York Developments Ltd. (OYDL). In connection with this action Coopers had filed with the Bankruptcy court various claims against SF. These claims were filed along with various other claims by Coopers against SF and certain of the entities which comprised O&Y (U.S.).




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

     c. Pursuant to an agreement entered into on December 24, 1998, the Company admitted Noranda Properties, LLC (Noranda), an affiliate of BPHI as a 33% partner in WFP Tower B Holding Co. L.P. (B Holding). B Holding holds the 99% limited partnership interest in the partnership which holds the leasehold interest in Tower B. Pursuant to the agreement Noranda has the option until April 1, 1999 to have the Company redeem its interest in exchange for the return of its $164,000,000 contribution. To date, this option has not been exercised. Therefore, as of December 31, 1998, no gain or loss has been recognized as a result of the transaction.

11  SUBSEQUENT EVENT

     On February 17, 1999, World Financial Properties, L.P. changed its name to "Brookfield Financial Properties, L.P."





ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1997 and 1998.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB Park Avenue,
Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB
Investment Holdings - I, Inc., a Delaware corporation, the outstanding shares of stock of which are owned 25% by Northbrook Corporation, a Delaware corporation, and 75% by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of stock of Northbrook Corporation are owned by JMB and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245
Park Avenue office building, unless required by the terms of the BFP, LP venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with
JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General
Partners. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the
General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General
Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership
Agreement, including whether and when to sell (or consent to the sale of) investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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




     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 10, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August
10, 1999. All of the foregoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on March 26, 1984 with the exception that Stuart C. Nathan, who was a Vice
President, was elected Director on December 18, 1990 and President on
August 8, 1993, and Gary Nickele was elected Vice President and General
Counsel on December 18, 1990. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited
Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII
("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV
("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB
Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties,
Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB
Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc.
(the general partner of Arvida/JMB Partners, L.P). Most of such officers and the director are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and
Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 61) is Chairman and a director of JMB and its Chief Financial Officer. He is also an individual general partner of JMB
Income-V.  Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox
Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is President and a director of JMB. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Gary Nickele (age 46) is Executive Vice President and General Counsel of JMB. Mr. Nickele has been associated with JMB since February 1984. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) is Executive Vice President and a director of JMB. Mr. Nathan has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.





     H. Rigel Barber (age 50) is Executive Vice President and Chief
Executive Officer of JMB.  Mr. Barber has been associated with JMB since
March, 1982.  He is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a
Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described in the Notes. No such cash distributions were paid to the General Partners in 1998, 1997 or 1996. The General Partners were allocated aggregate earnings for tax purposes of $71,818 from the Partnership in 1998.

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

     JMB Insurance Agency, Inc., an affiliate of the Corporate General
Partner, earned and received insurance brokerage commissions in 1998 aggregating $792 in connection with the provision of liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. In 1998, the General Partners of the Partnership and its affiliates received $14 of reimbursements for such out-of-pocket expenses.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For
1998, an affiliate of the General Partners was entitled to reimbursements for such expense in the amount of $4,852, of which $1,041 was unpaid at December 31, 1998.

     As of December 31, 1998, JMB has advanced $12,375,592, evidenced by a demand note, which relates primarily to principal and interest payments made on the LIBOR Note (one of the term loan notes discussed below) since the closing of the term loan modification and funding of Partnership operating expenses. The demand note payable to JMB allows a maximum principal sum of a specified amount and bears interest at the prime rate plus 1% per annum, which accrues and is deferred. The demand note is secured by the Partnership's interest in BFP, LP. The amount of interest accrued and deferred on the demand note for 1998 and in the aggregate through December 31, 1998 is $1,173,876 and $5,191,518, respectively. In
July 1995, JMB purchased from the lenders the term loans to the Partnership and their security interest in the related collateral, which included the Partnership's interest in real estate and the JMB guarantee, which was terminated. JMB continues to hold these notes generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required on any of these notes prior to maturity. No payments of interest have been made on any of the notes since July 1995. The amount of interest accrued and deferred or unpaid on these notes for the year ended December 1998 and in the aggregate through December 31, 1998, is $2,276,916 and $8,205,491, respectively. The term loan notes have a scheduled maturity of December 31, 1998. JMB has not pursued its remedies under these notes. The Partnership is discussing with JMB possible resolutions related to the scheduled maturity of the term loan notes. Reference is made to the Notes for a further discussion of the demand and term loan notes.






ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and director and the Associate General Partner beneficially own the following Interests of the Partnership.

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

Limited Partnership          Judd D. Malkin                 24 Interests (1)            2.4%
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

     (1)   Includes 24 Interests owned by an investment partnership of which Messrs. Bluhm and Malkin are the managing general partners and have shared investment and voting power with respect to such Interests.

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

  (b) No report on Form 8-K has been filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        STUART C. NATHAN
                By:     Stuart C. Nathan, President and Director
                        Principal Executive Officer
                Date:   March 22, 1999


                        JUDD D. MALKIN
                By:     Judd D. Malkin, Chairman
                        Principal Financial Officer
                Date:   March 22, 1999


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                Date:   March 22, 1999

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