Form 10-K405/A
period 1998-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1999-05-06
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-K405/A

                               AMENDMENT NO. 1


              Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1998                        Commission File Number 0-13545



                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Illinois                            36-3265541
      -----------------------       ------------------------------------
      (State of organization)       (I.R.S. Employer Identification No.)



  900 N. Michigan Ave., Chicago, Illinois                 60611
  ---------------------------------------              ----------
  (Address of principal executive office)              (Zip Code)



     The undersigned registrant hereby amends the following section of its Report for the year ended December 31, 1998 on Form 10-K405 as set forth in the pages attached hereto:

                                   PART II

      ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 6 through 9A.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JMB/245 PARK AVENUE ASSOCIATES, LTD.

                              By:   JMB Park Avenue, Inc.
                                    Corporate General Partner



                                           GAILEN J. HULL
                                    By:    Gailen J. Hull
                                           Vice President and
                                           Principal Accounting Officer


Dated:  May 4, 1999

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

     BFP, LP has segregated its year 2000 issues into two categories:
those that affect its administrative/business operations and those that affect its property operations. BFP, LP has advised the Partnership that BFP, LP has completed an inventory of its hardware and software relating to its administrative/business operations and has identified all non-compliant systems. Further, BFP, LP has conducted an assessment of the business risk associated with each non-compliant system and has developed corrective action plans to address technical matters that require replacement or modification.

     BFP, LP has also identified all building systems for its property operations that are date-sensitive and has requested confirmation of year 2000 compliance from the manufacturers and/or suppliers for any systems considered at risk for a particular property. BFP, LP has advised the Partnership that BFP, LP has reviewed building security, elevator controls, lighting and mechanical systems and a number of other areas relating to its properties, has compiled or is compiling responses for each of its properties and is undertaking remedial action. BFP, LP has estimated that these remedial actions will be completed by mid-year 1999. BFP, LP has conducted and will continue to conduct testing of building systems where required. BFP, LP has not advised the Partnership of BFP, LP's actual or estimated costs for addressing and remediating its year 2000 issues for BFP, LP's administrative/business operations or property operations. BFP, LP also has not indicated whether it has received representations from its (or its properties') vendors or suppliers regarding their year 2000 compliance.

     The Partnership has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the

Partnership. The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance.

     The Partnership is relying on the statements of BFP, LP in regard to its year 2000 issues and on the ability to BFP, LP to have its administrative/business operations and property operations year 2000 compliant in all material respects. In the event that it does not achieve such compliance, or in the event any vendor or supplier that has a material relationship with BFP, LP or its properties does not achieve such compliance, BFP, LP could experience various operational difficulties, such as an inability to process transactions or information relating to its properties and/or systems failures (such as elevators, alarm and security systems) at its properties. Such operational difficulties could result in remediation and other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not have a material adverse effect on the Partnership's investment in BFP, LP.






















































                                     9A