Form 10-Q
period 1999-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1999-05-14
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                   Commission file #0-13545



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

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . .       9



PART II     OTHER INFORMATION


Item 3.     Defaults Upon Senior Securities . . . . . . . . . .      10

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      11

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (UNAUDITED)

                                   ASSETS
                                   ------
                                             MARCH 31,       DECEMBER 31,
                                               1999             1998
                                           -------------     -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . .     $    788,502         695,066
  Other receivables . . . . . . . . . .           38,797          39,272
                                            ------------    ------------
          Total assets. . . . . . . . .     $    827,299         734,338
                                            ============    ============


            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . .     $     66,521          41,346
  Deferred interest payable to
    affiliate . . . . . . . . . . . . .       14,225,293      13,397,009
  Notes payable to an affiliate . . . .       55,612,222      55,612,222
                                            ------------    ------------
          Total current liabilities . .       69,904,036      69,050,577

Commitments and contingencies

          Total liabilities . . . . . .       69,904,036      69,050,577

Investment in unconsolidated
  venture, at equity. . . . . . . . . .       52,869,039      54,449,825

Venture partner's equity in venture . .          139,101         123,293

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . .            1,000           1,000
    Cumulative cash distributions . . .         (480,000)       (480,000)
    Cumulative net earnings (losses). .      (12,334,135)    (12,382,404)
                                            ------------    ------------
                                             (12,813,135)    (12,861,404)
                                            ------------    ------------
  Limited partners:
    Capital contributions, net of
      offering costs. . . . . . . . . .      113,057,394     113,057,394
    Cumulative cash distributions . . .       (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . . .     (214,809,136)   (215,565,347)
                                            ------------    ------------
                                            (109,271,742)   (110,027,953)
                                            ------------    ------------
          Total partners' capital
            accounts (deficits) . . . .     (122,084,877)   (122,889,357)
                                            ------------    ------------
                                            $    827,299         734,338
                                            ============    ============

        See accompanying notes to consolidated financial statements.

                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)




                                                  1999           1998
                                               ----------     ----------

Income:
  Interest and other income . . . . . . . . . $   116,402        126,897
                                              -----------     ----------

Expenses:
  Interest. . . . . . . . . . . . . . . . . .     828,284        848,221
  Professional services . . . . . . . . . . .      14,700         15,700
  General and administrative. . . . . . . . .      33,916         22,713
                                              -----------     ----------

                                                  876,900        886,634
                                              -----------     ----------

                                                 (760,498)      (759,737)

Partnership's share of earnings (loss)
  from operations of unconsolidated
  venture . . . . . . . . . . . . . . . . . .   1,580,786      1,466,786
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . .     (15,808)       (14,667)
                                              -----------     ----------

          Net earnings (loss) . . . . . . . . $   804,480        692,382
                                              ===========     ==========

          Net earnings (loss) per
            limited partnership interest. . . $       757            651
                                              ===========     ==========

























        See accompanying notes to consolidated financial statements.

                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)




                                                  1999           1998
                                               ----------     ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . .  $  804,480        692,382
  Items not requiring (providing) cash:
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . .  (1,580,786)    (1,466,786)
    Venture partner's share of venture
      operations. . . . . . . . . . . . . . .      15,808         14,667
  Changes in:
    Other receivables . . . . . . . . . . . .         475         10,744
    Accounts payable. . . . . . . . . . . . .      25,175         28,119
    Accrued interest. . . . . . . . . . . . .     828,284        848,221
                                              -----------    -----------

          Net cash provided by (used in)
            operating activities. . . . . . .      93,436        127,347
                                              -----------    -----------

          Net increase (decrease) in cash . .      93,436        127,347

          Cash, beginning of year . . . . . .     695,066        318,105
                                              -----------    -----------

          Cash, end of period . . . . . . . . $   788,502        445,452
                                              ===========    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest. . . . . . . . . . . . . . . . . $     --             --
                                              ===========    ===========
  Non-cash investing and financing
    activities. . . . . . . . . . . . . . . . $     --             --
                                              ===========    ===========




















        See accompanying notes to consolidated financial statements.

                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report on Form 10-K (File No. 0-13545) dated March 22, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as the Partnership's 1998 Annual Report on Form 10-K.

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

     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

245 PARK

     As a result of the 1996 restructuring, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.56% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP, has full authority to manage its affairs. BFP, LP's principal assets are majority and controlling interests in seven office buildings (including the 245 Park Avenue office building).

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the three months ended March 31, 1999, the Partnership has earned $109,397 of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received.

     In July 1995, JMB purchased from the lenders the term loans and their security interests in the related collateral. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. The scheduled maturity of the term loans was December 31, 1998. However, JMB has not pursued its remedies under these notes as a result of the non-payment of interest under the LIBOR Note or the maturity of these notes. The Partnership is currently discussing with JMB a possible resolution related to the scheduled maturity of such term loan notes. These loans and the demand loan payable to JMB are secured by the Partnership's interest in BFP, LP and are subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP.

     BFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB (aggregating $69,837,515 at March 31, 1999). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $69,837,515 at March 31, 1999.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $1,100 and $3,191 for the three months ended March 31, 1999 and 1998, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $1,100 of such costs were unpaid as of March 31, 1999.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the three months ended March 31, 1999 and 1998 is as follows:

                                                 1999             1998
                                               --------         -------
                                               (000's)          (000's)

     Total income . . . . . . . . . . .        $121,710          98,396
                                               ========         =======

     Operating income (loss). . . . . .        $ 17,395          15,378
                                               ========         =======

     Partnership's share
       of income (loss) . . . . . . . .        $    967             853
                                               ========         =======

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the three months ended March 31, 1999 and 1998 was $613,786. Such amount may be written off sooner in the event of the sale or disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon a successful resolution related to the scheduled maturity date (December 31, 1998) of the term loans, the receipt of one-third of the property management fees earned at the 245 Park Avenue property and, if necessary, additional advances from JMB Realty Corporation ("JMB") under the demand loan. As of March 31, 1999, JMB has advanced approximately $12,376,000, evidenced by the demand note which reflects the principal and interest payments made related to a loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (8.75% at March 31, 1999). The demand note allows a maximum principal sum of a specified amount. The Partnership is discussing with JMB a possible resolution related to the term loan notes, which have a scheduled maturity date of December 31, 1998.

     BFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB (aggregating $69,837,515 at March 31, 1999). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The increase in deferred interest payable to an affiliate as of March 31, 1999 as compared to December 31, 1998 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Interest and other income for the three months ended March 31, 1999 and March 31, 1998 primarily consists of the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement, including fees earned in March classified as other receivables at March 31, 1999 and 1998.

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

     The Partnership is relying on the statements of BFP, LP in regard to its year 2000 issues and on the ability of BFP, LP to have its administrative/business operations and property operations year 2000 compliant in all material respects. In the event that it does not achieve such compliance, or in the event any vendor or supplier that has a material relationship with BFP, LP or its properties does not achieve such compliance, BFP, LP could experience various operational difficulties, such as an inability to process transactions or information relating to its properties and/or systems failures (such as elevators, alarm and security systems) at its properties. Such operational difficulties could result in remediation and other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not have a material adverse effect on the Partnership's investment in BFP, LP.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Notes to Consolidated Financial Statements filed with this report for further discussions of defaults under the cross-defaulted term loans and demand note payable secured by the Partnership's interest in BFP, LP. The scheduled maturity of the term loans was December 31, 1998. However, JMB has not pursued its remedies under these notes. The Partnership is currently discussing with JMB a possible resolution.

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

            27.   Financial Data Schedule


      (b) No reports on Form 8-K have been filed during the period covered by this report.

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


                        JMB/245 PARK AVENUE ASSOCIATES, LTD.

                        BY:   JMB Park Avenue, Inc.
                              Corporate General Partner




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: May 12, 1999