Form 10-Q
period 1999-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 1999-08-13
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                                Commission file #0-13545



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

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    816,737        695,066
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .           74,071         39,272
                                                                            ------------   ------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $    890,808        734,338
                                                                            ============   ============





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     39,363         41,346
  Deferred interest payable to affiliate. . . . . . . . . . . . . . . .       15,062,781     13,397,009
  Notes payable to an affiliate . . . . . . . . . . . . . . . . . . . .       55,612,222     55,612,222
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .       70,714,366     69,050,577

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       70,714,366     69,050,577

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       51,026,254     54,449,825
Venture partner's equity in venture . . . . . . . . . . . . . . . . . .          157,524        123,293

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (480,000)      (480,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (12,269,483)   (12,382,404)
                                                                            ------------   ------------
                                                                             (12,748,483)   (12,861,404)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      113,057,394    113,057,394
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (7,520,000)    (7,520,000)
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (213,796,247)  (215,565,347)
                                                                            ------------   ------------
                                                                            (108,258,853)  (110,027,953)
                                                                            ------------   ------------
          Total partners' capital accounts (deficits) . . . . . . . . .     (121,007,336)  (122,889,357)
                                                                            ------------   ------------
                                                                            $    890,808        734,338
                                                                            ============   ============

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Interest and other income . . . . . . . . . . .   $  125,850       129,568       242,252       256,465
                                                    ----------    ----------    ----------    ----------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .      837,488       857,646     1,665,772     1,705,867
  Professional services . . . . . . . . . . . . .       20,295        15,700        34,995        31,400
  General and administrative. . . . . . . . . . .       14,888        22,648        48,804        45,361
                                                    ----------    ----------    ----------    ----------
                                                       872,671       895,994     1,749,571     1,782,628
                                                    ----------    ----------    ----------    ----------

                                                      (746,821)     (766,426)   (1,507,319)   (1,526,163)

Partnership's share of earnings (loss) from
  operations of unconsolidated venture. . . . . .    1,842,785     1,495,785     3,423,571     2,962,571
Venture partner's share of venture operations . .      (18,423)      (14,958)      (34,231)      (29,625)
                                                    ----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .   $1,077,541       714,401     1,882,021     1,406,783
                                                    ==========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . .   $    1,014           672         1,771         1,322
                                                    ==========    ==========    ==========    ==========







                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)


                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,882,021       1,406,783
  Items not requiring (providing) cash:
    Partnership's share of operations of unconsolidated venture . . . . . .    (3,423,571)     (2,962,571)
    Venture partner's share of venture operations . . . . . . . . . . . . .        34,231          29,625
  Changes in:
    Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .       (34,799)        (28,550)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,983)          2,908
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,665,772       1,705,867
                                                                              -----------     -----------

          Net cash provided by (used in) operating activities . . . . . . .       121,671         154,062
                                                                              -----------     -----------

          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .       121,671         154,062

          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .       695,066         318,105
                                                                              -----------     -----------

          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .   $   816,737         472,167
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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

                        JUNE 30, 1999 AND 1998
                              (UNAUDITED)


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

245 PARK

     As a result of the 1996 restructuring, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5.6% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. BFP, LP's principal assets are majority and controlling interests in seven office buildings (including the 245 Park Avenue office building).

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the six months ended June 30, 1999, the Partnership has earned $227,466 of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000, and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

     In July 1995, JMB purchased from the lenders the term loans and their security interests in the related collateral. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. The scheduled maturity of the term loans was December 31, 1998. However, JMB has not pursued its remedies under these notes as a result of the non-payment of interest under the LIBOR Note or the maturity of these notes. JMB is considering a possible resolution related to the term loan notes. These loans and the demand loan payable to JMB are cross-defaulted, are secured by the Partnership's interest in BFP, LP and are subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP.

     BFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB (aggregating $70,675,003 at June 30, 1999). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $70,675,003 at June 30, 1999.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $1,100 and $3,200 for the six months ended June 30, 1999 and 1998, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $500 of such costs were unpaid as of June 30, 1999.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the six months ended June 30, 1999 and 1998 is as follows:

                                              1999            1998
                                            --------        -------
                                            (000's)         (000's)

     Total income . . . . . . . . . .       $245,048        211,987
                                            ========        =======

     Operating income (loss). . . . .       $ 39,725         31,226
                                            ========        =======

     Partnership's share of income
       (loss) . . . . . . . . . . . .       $  2,196          1,735
                                            ========        =======

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the six months ended
June 30, 1999 and 1998 was $1,227,571. Such amount may be written off sooner in the event of the sale or disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon a successful resolution related to the scheduled maturity date (December 31, 1998) of the term loans, the receipt of one-third of the property management fees earned at the 245 Park Avenue property and, if necessary, additional advances from JMB Realty Corporation ("JMB") under the demand loan. As of June 30, 1999, JMB has advanced approximately $12,376,000, by the demand note which reflects the principal and interest payments made related to a loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (8.75% at June 30, 1999). The demand note allows a maximum principal sum of a specified amount. JMB is considering a possible resolution related to the term loan notes, which have a scheduled maturity date of December 31, 1998.

     BFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings are sold, any proceeds
would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB (aggregating $70,675,003 at June 30, 1999). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The increase in other current assets as of June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain professional services related to the operation of the Partnership.

     The increase in deferred interest payable to an affiliate as of June 30, 1999 as compared to December 31, 1998 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Interest and other income for the three and six months ended June 30, 1999 and June 30, 1998 primarily consists of the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement, including fees earned in June classified as other current assets at June 30, 1999 and 1998.

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

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Notes to Consolidated Financial Statements filed with this report for a discussion of defaults under the term loan notes held by JMB, which together with a demand note payable to JMB, are cross-defaulted and secured by the Partnership's interest in BFP, LP. The scheduled maturity of the term loans was December 31, 1998. The aggregate outstanding principal and accrued and deferred interest under the term loan note and the demand note at June 30, 1999, was approximately $70,675,000. However, JMB has not pursued its remedies under these notes and is considering a possible resolution related to the term loan notes.



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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 13, 1999