Form 10-K405
period 1999-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2000-05-12
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934


For the fiscal year
ended December 31, 1999                Commission File Number 0-13545


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

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    3

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    3

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    3


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . .    3

Item 6.      Selected Financial Data . . . . . . . . . . . .    4

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .    6

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . .    9

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   10

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   36


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   36

Item 11.     Executive Compensation. . . . . . . . . . . . .   38

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   40

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   41


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   41


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   44

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   During 1996, the O&Y
partners and these certain other O&Y affiliates restructured their ownership interest in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, the Joint Venture filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of the Joint Venture, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding 245 Park Avenue as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. BFP, LP's principal assets are majority and controlling interests in the following seven office buildings:

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

   One Liberty Plaza                          2,124,000 square feet
    New York, New York

   245 Park Avenue                            1,617,779 square feet
    New York, New York

   53 State Street                            1,120,162 square feet
    Boston, Massachusetts

   75 State Street                              767,096 square feet
    Boston, Massachusetts
    (acquired 9/15/98)

     As part of the restructuring, the Partnership received certain limited rights with respect to BFP, LP, pursuant to a separate agreement ("JMB Transaction Agreement") with BFP, LP. These include, among other things, the right to receive one-third of the property management fees earned at the 245 Park Avenue property through December 2001, subject to certain limitations, and the right, except under certain circumstances, to prohibit
(i) the sale of the 245 Park Avenue property prior to January 2, 2000 and
(ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and deferred interest (aggregating $71,594,391 at December 31, 1999) to JMB Realty Corporation ("JMB"). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below and in the Notes, to which reference is hereby made for a description of such transactions.

ITEM 2.  PROPERTIES

     The Partnership owns an indirect interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties. Reference is also made to Note 3 of the Notes to the Consolidated Financial Statements of Brookfield Financial Properties, L.P. included with this Report for a further description of the properties.
BFP, LP has mortgage loans secured by its properties. The Partnership's interest in BFP, LP is pledged as collateral for certain notes payable with deferred interest (aggregating $71,594,391 at December 31, 1999) to JMB.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1998 and 1999.



                                  PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 881 record holders of the 997 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated herein by reference to Exhibit 99.1 to this annual report.

     The Partnership has not made any distributions since 1989. The Partnership's interest in BFP, LP is pledged as collateral for certain notes payable with deferred interest (aggregating $71,594,391 at December 31, 1999) to JMB, which require mandatory payment of principal and interest out of any distributions received from BFP, L.P. Reference is made to the Notes and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP, LP.

ITEM 6.  SELECTED FINANCIAL DATA
                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             and Consolidated Venture

                                   DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 1999           1998            1997           1996           1995
                             ------------   ------------    -----------    -----------    -----------
Total income . . . . . . .   $    515,284        496,426        483,445         47,854            100
                             ============   ============    ===========    ===========    ===========

 Earnings (loss)
 before extraordinary
 item. . . . . . . . . . .   $  6,171,054      2,906,029      2,617,872     (2,827,164)    (7,558,349)

Extraordinary item:
 Partnership's share of
 gain on forgiveness of
 indebtedness. . . . . . .          --             --             --         9,486,508          --
                             ------------   ------------    -----------    -----------    -----------

Net earnings (loss). . . .   $  6,171,054      2,906,029      2,617,872      6,659,344     (7,558,349)
                             ============   ============    ===========    ===========    ===========
Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before extraordinary
   item. . . . . . . . . .   $      5,818          2,734          2,461         (2,657)        (7,105)
  Extraordinary item . . .          --             --             --             8,917          --
                             ------------   ------------    -----------    -----------    -----------
      Net earnings
        (loss) . . . . . .   $      5,818          2,734          2,461          6,260         (7,105)
                             ============   ============    ===========    ===========    ===========
Total assets . . . . . . .   $    207,090        734,338        372,955        156,838          4,275
                             ============   ============    ===========    ===========    ===========
Bank obligations
 and notes payable -
 long-term . . . . . . . .   $     -- (c)         -- (c)         -- (c)     43,236,631     43,236,631
                             ============   ============    ===========    ===========    ===========





----------

      (a)   The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related notes appearing elsewhere in this report.

      (b)   The net earnings (loss) per Interest are based upon the number of Interests outstanding at the end of each period.

      (c)   Such loans are classified as a current liability at December 31, 1999, 1998 and 1997 due to their scheduled maturity in December 1998.  JMB is considering a possible resolution related to the term loan notes.


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

     Since the Partnership had not been receiving operating cash flow distributions from its original investment property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership elected to suspend cash distributions to the partners and retain funds for its cash requirements. These reserves were exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. The Partnership and its bank lender reached a modification and extension agreement regarding the $50,000,000 term loans that matured in October 1993. These term loans were secured by the Partnership's interest in its real estate investment, and a guaranty by JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner, of $25,000,000 of the term loans. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrued at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") were subject to periodic amortization through payment of quarterly installments of principal (principal in the amount of $2,500,000 per annum in 1994 and $2,707,000 in 1995); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 converted to a note payable which was due December 1998 with interest accruing at an annual rate of 2%.

     In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable for the period January through December 1994. An additional $1,249,000 and two payments of $729,000 each were paid in January through June 1995, respectively. All payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans have been treated as advances to the Partnership. As of December 31, 1999, JMB has advanced approximately $12,376,000, evidenced by a demand note, which reflects the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (9.50% at December 31, 1999 and 8.75% at December 31, 1998). The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in BFP, LP. In the fourth quarter of

1999, the Partnership made an interest payment to JMB of $850,000 related to this demand note. Reference is made to the Notes for further information concerning borrowings incurred by the Partnership.

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

     Prior to November 1996, the Partnership was a partner with certain affiliates of Olympia & York Developments, Ltd. ("O&Y") in 245 Park, which owned the 245 Park Avenue office building in New York, New York. As a result of a 1996 bankruptcy reorganization of 245 Park, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes convertible to equity) in Brookfield Financial Properties, L.P. ("BFP, LP") formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement, has full authority to manage its affairs. BFP, LP's principal assets are majority and controlling interests in the seven office buildings located in New York, New York and Boston, Massachusetts.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. If certain conditions are satisfied and approvals are obtained by BFP, LP, the third party will be obligated to close by the end of the option period in December 2000.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest (aggregating $71,594,391 at December 31, 1999) to JMB. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition of the properties (including a transfer to the lenders), or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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

     The Partnership's liquidity and ability to continue as a going concern is dependent upon the successful resolution related to the scheduled maturity date (December 31, 1998) of the term loans, the receipt of one-third of the property management fees earned at the 245 Park Avenue property and, if necessary, additional advances from JMB under the demand loan. To the extent that the share of the property management fees received by the Partnership exceed the costs of operating the Partnership, and after establishing an appropriate cash reserve, the Partnership will make payments to JMB on the demand note or the term loan notes.

     JMB is considering a possible resolution related to the term loan notes, which had a scheduled maturity of December 31, 1998. Such a resolution, which could include a modification or restructuring of the indebtedness owed by the Partnership, a possible restructuring of the Partnership's interest in BFP, LP and/or other transaction, may result in the Partnership (and the Holders of Interests) recognizing taxable income for Federal income tax purposes with no corresponding distributable proceeds from such transaction. However, there is no assurance that any such transaction, or any resolution of the term loan notes satisfactory to the Partnership, will occur.

RESULTS OF OPERATIONS

     The decrease in cash at December 31, 1999 as compared to December 31, 1998 is primarily due to a fourth quarter interest payment of $850,000 on the demand note payable to JMB.

     The increase in other assets at December 31, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain professional services related to the operations of the Partnership.

     The increase in deferred interest payable to an affiliate as of December 31, 1999 as compared to December 31, 1998 is due to the interest accruals on the term loans and the demand note payable to JMB partially offset by a fourth quarter interest payment of $850,000 on the demand note payable to JMB.

     Interest and other income for the years ended December 31, 1999, 1998 and 1997 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described above.

     The increase in interest expense for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to an increase in the aggregate amounts outstanding on the Partnership's term loans due to accrued interest, which is deferred and accrues additional interest.

     The increase in professional services for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to legal fees in connection with a possible resolution being considered by JMB related to the term loan notes payable to JMB. The decrease in professional services for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily attributable to the legal fees and other professional services incurred in 1997 in connection with the restructuring of the Partnership's interest in 245 Park.

     The increase in Partnership's share of income (loss) from operations of unconsolidated venture for the year ended December 31, 1999 as compared to the years ended December 31, 1998 and December 31, 1997 is primarily due to an increase in the net income of BFP, LP for the year ended December 31, 1999.

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

YEAR 2000

     The Partnership has not experienced any material disruption in its operations or those of its properties in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   JMB/245 PARK AVENUE ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)
                         and Consolidated Venture


                                   INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1999 and 1998
Consolidated Statements of Operations, years ended
  December 31, 1999, 1998 and 1997
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows, years ended
  December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

Schedules not filed:

     All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.




                   BROOKFIELD FINANCIAL PROPERTIES, L.P.

                                   INDEX

Independent Auditors' Report
Consolidated Balance Sheet, December 31, 1999
Consolidated Statement of Operations, for the year ended December 31, 1999 Consolidated Statement of Partners' Capital Accounts, for the year ended
  December 31, 1999
Consolidated Statement of Cash Flows, for the year ended December 31, 1999 Notes to Consolidated Financial Statements

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1999, in conformity with generally accepted accounting principles.

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

Chicago, Illinois
May 9, 2000

                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             and Consolidated Venture

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1999 AND 1998

                                                      ASSETS
                                                      ------


                                                                                 1999               1998
                                                                             ------------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   135,664           695,066
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .           71,426            39,272
                                                                              -----------       -----------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      $   207,090           734,338
                                                                              ===========       ===========





                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             and Consolidated Venture

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1999               1998
                                                                             ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     38,290            41,346
  Deferred interest payable to an affiliate. . . . . . . . . . . . . . .       15,982,169        13,397,009
  Current portion of notes payable to an affiliate
    and demand note payable to affiliate . . . . . . . . . . . . . . . .       55,612,222        55,612,222
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .       71,632,681        69,050,577
                                                                             ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       71,632,681        69,050,577

Investment in unconsolidated venture, at equity. . . . . . . . . . . . .       45,075,682        54,449,825

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . .          217,030           123,293

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .         (480,000)         (480,000)
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .      (12,012,141)      (12,382,404)
                                                                             ------------       -----------
                                                                              (12,491,141)      (12,861,404)
                                                                             ------------       -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs . . . . . . . . . . .      113,057,394       113,057,394
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (7,520,000)       (7,520,000)
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .     (209,764,556)     (215,565,347)
                                                                             ------------       -----------
                                                                             (104,227,162)     (110,027,953)
                                                                             ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .     (116,718,303)     (122,889,357)
                                                                             ------------       -----------
                                                                             $    207,090           734,338
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

                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             and Consolidated Venture

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                               1999             1998              1997
                                                           ------------     ------------      ------------
Income:
  Interest and other income. . . . . . . . . . . . . .     $    515,284          496,426           483,445
                                                           ------------     ------------      ------------
Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . . .        3,435,161        3,450,792         3,305,407
  Professional services. . . . . . . . . . . . . . . .          109,709           62,800           178,451
  General and administrative . . . . . . . . . . . . .           79,766           79,318            87,230
                                                           ------------     ------------      ------------
                                                              3,624,636        3,592,910         3,571,088
                                                           ------------     ------------      ------------
                                                             (3,109,352)      (3,096,484)       (3,087,643)
Partnership's share of income (loss)
  from operations of unconsolidated
  venture. . . . . . . . . . . . . . . . . . . . . . .        9,374,143        6,063,143         5,763,142
Venture partner's share of venture
  operations . . . . . . . . . . . . . . . . . . . . .          (93,737)         (60,630)          (57,627)
                                                           ------------     ------------      ------------
    Net earnings (loss). . . . . . . . . . . . . . . .     $  6,171,054        2,906,029         2,617,872
                                                           ============     ============      ============
    Net earnings (loss) per limited
     partnership interest:
      Earnings (loss) before extraordinary item. . . .     $      5,818            2,734             2,461
      Extraordinary item . . . . . . . . . . . . . . .            --               --                --
                                                           ------------     ------------      ------------
          Net earnings (loss). . . . . . . . . . . . .     $      5,818            2,734             2,461
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

                                          JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                 (A LIMITED PARTNERSHIP)
                                                and Consolidated Venture

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 GENERAL PARTNERS                                      LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                     CONTRI-
                                                                     BUTIONS
                         NET                                         NET OF        NET
             CONTRI-   EARNINGS        CASH                         OFFERING     EARNINGS       CASH
             BUTIONS    (LOSS)     DISTRIBUTIONS       TOTAL         COSTS        (LOSS)    DISTRIBUTIONS     TOTAL
             -------  -----------  -------------    -----------   -----------  -----------  ------------- ------------
Balance
 (deficits)
 December 31,
 1996. . . .  1,000   (12,713,838)     (480,000)   (13,192,838)  113,057,394  (220,757,814)   (7,520,000) (115,220,420)

Net earnings
 (loss). . .    --        157,072         --           157,072         --        2,460,800         --        2,460,800
             ------   -----------     ---------    -----------    ----------- ------------  ------------  ------------
Balance
 (deficits)
 December 31,
 1997. . . .   1,000  (12,556,766)     (480,000)   (13,035,766)   113,057,394 (218,297,014)   (7,520,000) (112,759,620)

Net earnings
 (loss). . .    --        174,362         --           174,362         --        2,731,667         --        2,731,667
             ------   -----------     ---------    -----------    ----------- ------------  ------------  ------------
Balance
 (deficits)
 December 31,
 1998. . . .  1,000   (12,382,404)     (480,000)   (12,861,404)  113,057,394  (215,565,347)   (7,520,000) (110,027,953)

Net earnings
 (loss). . .   --         370,263         --           370,263         --        5,800,791         --        5,800,791
             ------   -----------     ---------    -----------   -----------  ------------  ------------  ------------
Balance
 (deficits)
 December 31,
 1999. . . . $1,000   (12,012,141)     (480,000)   (12,491,141)  113,057,394  (209,764,556)   (7,520,000) (104,227,162)
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

                                          JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                 (A LIMITED PARTNERSHIP)
                                                and Consolidated Venture

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999            1998               1997
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .      $ 6,171,054        2,906,029         2,617,872
  Items not requiring cash or cash equivalents:
     Partnership's share of (earnings) loss from
       operations of unconsolidated venture. . . . . .       (9,374,143)      (6,063,143)       (5,763,142)
     Venture partner's share of venture
       operations. . . . . . . . . . . . . . . . . . .           93,737           60,630            57,627
  Changes in:
     Other receivables . . . . . . . . . . . . . . . .          (32,154)          15,578            (7,656)
     Accounts payable. . . . . . . . . . . . . . . . .           (3,056)           7,075            (1,647)
     Deferred interest payable to an affiliate . . . .        2,585,160        3,450,792         3,305,407
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .         (559,402)         376,961           208,461
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash. . . . . . .         (559,402)         376,961           208,461
          Cash, beginning of year. . . . . . . . . . .          695,066          318,105           109,644
                                                            -----------      -----------       -----------
          Cash, end of year. . . . . . . . . . . . . .      $   135,664          695,066           318,105
                                                            ===========      ===========       ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest. . . . .      $   850,000           --                 --
                                                            ===========      ===========       ===========

    Non-cash investing and financing activities. . . .      $     --              --                 --
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

                   JMB/245 PARK AVENUE ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)
                         and Consolidated Venture

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1999, 1998 AND 1997



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     As a result of the 1996 restructuring, JMB/245 Park Avenue Associates, Ltd. (the "Partnership") owns (through a limited liability company of which the Partnership is a 99% member, described below) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"), a joint venture that holds an equity investment in commercial office buildings located in New York, New York and Boston, Massachusetts.
Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, JMB/245 Park Avenue Holding Company, LLC, ("JMB/245 LLC") as of its formation date, November 21, 1996 ("Effective Date"). Prior to the Effective Date, the Partnership held an approximate 48.25% interest in 245 Park Avenue Company ("245 Park" or the "Joint Venture"), which owned the 245 Park Avenue office building in New York, New York (see "Investment in Unconsolidated Venture" below). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's approximate 5% interest in BFP, LP subsequent to the Effective Date. Accordingly, the financial statements do not include the accounts of BFP, LP.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:



                                                       1999                                1998
                                         ------------------------------     ------------------------------
                                                             TAX BASIS                          TAX BASIS
                                          GAAP BASIS        (UNAUDITED)       GAAP BASIS       (UNAUDITED)
                                         ------------       -----------     -------------     ------------
Total assets . . . . . . . . . . . .     $    207,090      (117,231,782)         734,338      (119,978,577)
Partners' capital
 accounts (deficits):
  General partners . . . . . . . . .      (12,491,141)      (27,686,529)     (12,861,404)      (27,902,520)
  Limited partners . . . . . . . . .     (104,227,162)     (145,895,299)    (110,027,953)     (149,279,160)
 Net earnings (losses):
  General partners . . . . . . . . .          370,263           215,992          174,362            71,818
  Limited partners . . . . . . . . .        5,800,791         3,383,862        2,731,667         1,125,152
 Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .            5,818             3,394            2,734             1,125
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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under

Chapter 11 of the United States Bankruptcy Code. During 1996, the O&Y partners and these certain other O&Y affiliates restructured their ownership interests in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, 245 Park filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of 245 Park, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding the 245 Park Avenue office building as well as other properties. Pursuant to the terms of the Plan, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) in a newly formed partnership, BFP, LP. The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring. BFP, LP's principal assets are wholly-owned or majority and controlling interests in seven office buildings (including 245 Park Avenue office building).

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and accrued interest (aggregating $71,594,391 at December 31, 1999) to JMB Realty Corporation ("JMB"), which are secured by the Partnership's interest in BFP, LP. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

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

     The Partnership and its lender had reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. These term loans (described below) were secured by the Partnership's interest in its real estate investment, and $25,000,000 (current principal outstanding balance of $16,042,000 at December 31, 1999 and 1998) of the term loans required interest only payments. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) one-half of the principal amount of the term loans required interest to be paid currently at a rate related to either the London Interbank Offer Rate (LIBOR) or the prime rate while interest on the balance of the term loans accrues at an annual rate of 2%; (iii) the term loan bearing interest at a rate related to either LIBOR (the "LIBOR Note") or the prime rate was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 was converted to a note payable which was due December 1998 with interest accruing at an annual rate of 2%. Payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrues on these advances (and accrued and deferred interest thereon) at the annual rate of prime plus 1% (9.50% at December 31, 1999 and 8.75% at December 31, 1998). As of December 31, 1999, JMB has advanced approximately $12,376,000, evidenced by a demand note, which includes the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in BFP, LP. In the fourth quarter of 1999, the Partnership made an interest payment to JMB of $850,000 on this demand note.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which was terminated. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to the scheduled maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. The scheduled maturity of the term loans was December 31, 1998. However, JMB has not pursued any remedies under these notes as a result of the non-payment of monthly interest under the LIBOR Note or the maturity of the term loan notes in December 1998. JMB is considering a possible resolution related to the term loan notes. These loans and the demand note payable to JMB are cross-defaulted, are secured by the Partnership's interest in BFP, LP and are subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP. It currently appears unlikely, however, that any significant operating distributions will be received by the Partnership from BFP, LP due to the level of indebtedness remaining on the properties owned by BFP, LP. Accordingly, the Partnership's primary sources of capital to pay for continuing operations are receipt of one-third of the property management fees earned at the 245 Park Avenue property and, if necessary, additional advances from JMB under the demand loan.

NOTES PAYABLE TO AN AFFILIATE

     Notes payable to an affiliate consist of the following at December 31, 1999 and 1998:
                                              1999              1998
                                          -----------       -----------
Note payable (term loan) bearing
 interest at a variable rate related
 to LIBOR (7.806% per annum at
 December 31, 1999); secured by the
 Partnership's interest in BFP, LP;
 interest payable monthly; scheduled
 maturity (discussed above) was
 December 1998 . . . . . . . . . . . . .  $16,042,000        16,042,000

Note payable (term loan) bearing
 interest at 2% per annum; secured
 by the Partnership's interest in
 BFP, LP; no payments until
 December 1998 when the entire
 principal amount and accrued
 compounded interest were scheduled
 to be due (as discussed above). . . . .   25,000,000        25,000,000

                                              1999              1998
                                          -----------       -----------
Note payable (term loan)
 bearing interest at 2% per
 annum; secured by the
 Partnership's interest in
 BFP, LP; no payments until
 December 1998 when the entire
 principal amount and accrued
 compounded interest were scheduled
 to be due (as discussed above). . . . .    2,194,631         2,194,631

Demand note payable bearing
 interest at prime plus 1%
 (9.50% per annum at December 31,
 1998); advanced by JMB; maximum
 principal sum of a specified
 amount secured by the Partner-
 ship's interest in BFP, LP. . . . . . .   12,375,591        12,375,591
                                          -----------       -----------
                                          $55,612,222        55,612,222
                                          ===========       ===========

     In addition, deferred and unpaid interest payable was $15,982,169, $13,397,009 and $9,946,217 as of December 31, 1999, 1998 and 1997,
respectively.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders. All losses from the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1999, 1998 and 1997 are as follows:

                                                              UNPAID AT
                                                             DECEMBER 31,
                               1999        1998       1997      1999
                             -------      ------     ------  ------------
Insurance commissions. . .   $   792         792       --          --
Reimbursement (at cost)
 for legal services. . . .     2,063       2,796      1,267        --
Reimbursement (at cost)
 for accounting services .       680       2,056      1,521        --
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . .     --          --         2,380        --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . .     --             14       --          --
                             -------      ------     ------     ------
                             $ 3,535       5,658      5,168        --
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

SUMMARY FINANCIAL INFORMATION OF UNCONSOLIDATED VENTURE

     Summary financial information for BFP, LP as of and for the years ended December 31, 1999 and 1998:

                                              1999            1998
                                          -----------      -----------
                                             (000's)         (000's)
Assets:
  Commercial properties. . . . . . .      $ 3,129,906        3,122,191
  Other assets . . . . . . . . . . .          186,255          149,979
                                          -----------      -----------
     Total assets. . . . . . . . . .      $ 3,316,161        3,272,170
                                          ===========      ===========
Liabilities and Partners Capital:
  Accounts payable and
    other liabilities. . . . . . . .      $   252,788          223,909
  Long and short term debt . . . . .        2,240,405        2,352,825
  Venture Partners' equity . . . . .          778,013          656,771
                                          -----------      -----------
     Total liabilities . . . . . . .      $ 3,271,206        3,233,505
                                          ===========      ===========
     Partnership's capital . . . . .      $    44,955           38,665
                                          ===========      ===========

                                              1999            1998
                                          -----------      -----------
                                             (000's)         (000's)
Represented by:
  Invested capital . . . . . . . . .      $    31,725           31,725
  Cumulative distributions
    and other. . . . . . . . . . . .             (605)              24
  Cumulative net earnings. . . . . .           13,835            6,916
                                          -----------      -----------
                                          $    44,955           38,665
                                          ===========      ===========

Total income . . . . . . . . . . . .      $   544,393          451,441
Expenses . . . . . . . . . . . . . .          419,190          386,481
                                          -----------      -----------
Net income (loss). . . . . . . . . .      $   125,203           64,960
                                          ===========      ===========
Partnership's share:
  Equity in earnings of BFP, LP. . .      $     6,919            3,608
                                          -----------      -----------
                                          $     6,919            3,608
                                          ===========      ===========

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the years ended
December 31, 1999, 1998 and 1997 was $2,455,143, $2,455,143 and $2,455,142,
respectively. Such amounts may be written off sooner in the event of the sale or disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

     The total income, expenses and net income (loss) for the year ended December 31, 1997 were $405,993,000, $346,087,000, and $59,906,000, respectively.

     BFP, LP's financial statements follow. These statements were received by the Partnership on May 9, 2000.

                       INDEPENDENT AUDITORS' REPORT


To the Partners of
Brookfield Financial Properties, L.P.
New York, New York


     We have audited the accompanying consolidated balance sheet of Brookfield Financial Properties, L.P. (the Company) as of December 31, 1999, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Financial Properties, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.











Deloitte & Touche LLP
February 28, 2000

                   BROOKFIELD FINANCIAL PROPERTIES, L.P.

                        CONSOLIDATED BALANCE SHEET

                             DECEMBER 31, 1999
                                  (000's)



                                  ASSETS


                                                 NOTE
                                                 ----

Commercial properties. . . . . . . . . . .    2a, 2b, 3        $3,129,906

Cash and cash equivalents (including
 restricted cash and cash equivalents
 of $94,640) . . . . . . . . . . . . . . .           2d           111,118
Accounts receivable. . . . . . . . . . . .                         41,107
Other assets . . . . . . . . . . . . . . .           7a            34,030
                                                               ----------
Total Assets . . . . . . . . . . . . . . .                     $3,316,161
                                                               ==========


                     LIABILITIES AND PARTNERS' CAPITAL

Long term commercial property debt . . . .            4        $2,230,988
Short term debt. . . . . . . . . . . . . .            5             9,417
Accounts payable and other liabilities . .        7b,8c           252,788
                                                               ----------
                                                                2,493,193
                                                               ----------

Partners' capital. . . . . . . . . . . . .          1,4           822,968
                                                               ----------
Total Liabilities and Partners' Capital. .                     $3,316,161
                                                               ==========



























                The accompanying notes are an integral part
                       of this financial statement.

                   BROOKFIELD FINANCIAL PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (000's)



                                                   NOTE
                                                   ----

REVENUES:
  Rental income. . . . . . . . . . . . . .         2g,6        $  528,436
  Equity earnings from joint venture . . .            3             8,878
  Interest and other income. . . . . . . .           7a             7,079
                                                               ----------
                                                                  544,393
                                                               ----------
EXPENSES:

Property operations. . . . . . . . . . . .                        163,028
Interest . . . . . . . . . . . . . . . . .       4,5,7b           181,178
Administrative and development . . . . . .                         10,181
Depreciation and amortization. . . . . . .           2b            64,803
                                                               ----------
                                                                  419,190
                                                               ----------
NET INCOME . . . . . . . . . . . . . . . .                     $  125,203
                                                               ==========





































                The accompanying notes are an integral part
                       of this financial statement.

                                       BROOKFIELD FINANCIAL PROPERTIES, L.P.

                                    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                                      (000's)
                                                                   Units
                                                 Balance        Transferred                           Balance
                                                 12/31/98        (Retired)          Net Income        12/31/99
                                                ----------      ------------        ----------       ----------
          GENERAL PARTNERS

Brookfield Financial Properties, Inc.. .         $  6,996            $   22          $  1,260          $  8,278

JMB 245 Park Avenue Holding
  Company, LLC . . . . . . . . . . . . .           38,665              (629)            6,919            44,955


          LIMITED PARTNERS

Brookfield Properties Corporation:

  Brookfield Properties Holdings Inc.. .          282,099             2,634            50,868           335,601

  Olympia & York Tower B Company . . . .           55,266               110             9,935            65,311

  Battery Park Partners (Note 1) . . . .          267,292             2,030            47,997           317,319

Emerald LP Holdings, Inc. (Note 1) . . .           36,309               170             6,708            43,187

Other. . . . . . . . . . . . . . . . . .            8,809            (2,008)            1,516             8,317
                                                 --------           -------          --------          --------

                                                 $695,436           $ 2,329          $125,203          $822,968
                                                 ========           =======          ========          ========










                     The accompanying notes are an integral part of this financial statement.

                   BROOKFIELD FINANCIAL PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (000's)



OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . . . . . . .     $  125,203
Adjustments to reconcile net income to net
 cash provided (used by) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . .         64,803
  Equity earnings from joint venture . . . . . . . . . . .         (8,878)
  Accrued interest income. . . . . . . . . . . . . . . . .           (108)
  Accrued interest expense . . . . . . . . . . . . . . . .         15,262
  Increase in straight-line receivable . . . . . . . . . .        (20,570)
  Changes in other operating assets and liabilities:
    Increase in restricted cash. . . . . . . . . . . . . .        (27,017)
    Increase in accounts receivable. . . . . . . . . . . .         (7,103)
    Increase in other assets . . . . . . . . . . . . . . .        (11,898)
    Increase in accounts payable and other liabilities . .          2,343
                                                                ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . .        132,037
                                                                ---------
INVESTING ACTIVITIES:

Additions to commercial properties . . . . . . . . . . . .        (33,678)
Distributions from joint ventures. . . . . . . . . . . . .          1,322
Other assets . . . . . . . . . . . . . . . . . . . . . . .         18,879
                                                                ---------
      NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . .        (13,477)
                                                                ---------
FINANCING ACTIVITIES:

Equity units transferred . . . . . . . . . . . . . . . . .          2,329
Repayments of short term debt. . . . . . . . . . . . . . .        (36,708)
Repayments of long term debt . . . . . . . . . . . . . . .        (73,168)
                                                                ---------
      NET CASH USED IN FINANCING ACTIVITIES. . . . . . . .       (107,547)
                                                                ---------

Increase in cash and cash equivalents. . . . . . . . . . .         11,013
Cash and cash equivalents - beginning of year. . . . . . .          5,465
                                                                ---------
Cash and cash equivalents
  - end of year. . . . . . . . . . . . . . . . . . . . . .      $  16,478
                                                                =========

















                The accompanying notes are an integral part
                       of this financial statement.

                   BROOKFIELD FINANCIAL PROPERTIES, L.P.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (000's)


1.   ORGANIZATION

     Brookfield Financial Properties, L.P. (formerly World Financial Properties, L.P.) (the Company) is a Delaware limited partnership organized by and among Brookfield Financial Properties, Inc., a subsidiary of Brookfield Properties Holdings, Inc., a Delaware corporation, as a general partner, JMB 245 Park Avenue Holding Company, LLC, as a general partner, and Brookfield Properties Holdings, Inc., Olympia & York Tower B Company, Battery Park Partners (which are subsidiaries of Brookfield Properties Corporation and are collectively referred to as BPHI), Emerald LP Holdings, Inc. (a subsidiary of Citigroup) and various other partners as limited partners.

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

     d.   Cash and Cash Equivalents

     For financial reporting purposes, the Company considers all highly liquid investments that have original maturities of three months or less, to be cash equivalents.

     Restricted cash principally represents amounts which are restricted pursuant to the terms of certain loan agreements.

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


3.   COMMERCIAL PROPERTIES

     Description

     The Company, through its subsidiaries and joint venture, is primarily involved in the operation of commercial real estate located in New York City and Boston and whose tenants are principally large financial and professional service institutions. The properties owned by the Company, in whole or in part, are as follows:

     (i)    WORLD FINANCIAL CENTER - TOWER A, NEW YORK, NEW YORK

            Tower A is a 40-story commercial office building which was completed in 1985 and has a net rentable area of 1,510,987 square feet. The property is owned in a general partnership with an affiliate of CIBC World Markets, Inc., a major tenant in Tower A, who holds a 26% partnership interest. At December 31, 1999, the property is 95% leased.

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

     (iv)   ONE LIBERTY PLAZA, NEW YORK, NEW YORK

            One Liberty Plaza is a 53-story commercial office building which was completed in 1971 and has a net rentable area of 2,124,000 square feet. At December 31, 1999, the property is 91% leased.

     (v)    245 PARK AVENUE, NEW YORK, NEW YORK

            245 Park Avenue is a 45-story commercial office building which was completed in 1970 and has a net rentable area of 1,617,779 square feet. At December 31, 1999, the property is 99% leased.

     (vi)   53 STATE STREET, BOSTON, MASSACHUSETTS

            53 State Street is a 40-story commercial office building which was completed in 1985 and has a net rentable area of 1,120,162 square feet. At December 31, 1999, the property is 90% leased.

     (vii)  75 STATE STREET, BOSTON, MASSACHUSETTS

            75 State Street is a 31-story commercial office building. The property was completed in 1989 and contains 767,096 rentable square feet of office and retail space and 235,000 square feet of parking space. At December 31, 1999, the property is 99% leased.

            On December 31, 1999, the Company executed an option agreement (the Agreement) with a subsidiary of Deutsche Bank (Deutsche) whereby Deutsche agreed to an option to purchase a 49% limited partnership interest in the entities which own 53 State Street and 75 State Street. Pursuant to the Agreement, Deutsche made a $17 million deposit. If certain conditions are satisfied and approvals are obtained by the Company, Deutsche will be obligated to close by December 15, 2000 which corresponds with the end of the option period. The Company subsequently pledged $168 million of expected proceeds from Deutsche to a lender in satisfaction of certain short term debt the Company had outstanding (see Footnote 8c).

            Included in Commercial Properties at December 31, 1999 are consolidated commercial properties of $2,952 million, a joint venture investment of $74 million, and straight-line rent receivables of $104 million.


CONSOLIDATED COMMERCIAL PROPERTIES:

     The Company's consolidated commercial properties at December 31, 1999 are as follows:

                 Land. . . . . . . . . . . . . .  $   406,561
                 Buildings and improvements. . .    2,717,501
                                                   ----------
                                                    3,124,062
                 Accumulated depreciation
                  and amortization . . . . . . .     (171,486)
                                                   ----------
                 Total . . . . . . . . . . . . .   $2,952,576
                                                   ==========

     Joint Venture - Commercial Property

     The condensed balance sheet and condensed statement of operations of Tower D, in which the Company has a joint venture investment, at and for the year ended December 31, 1999 is as follows:

   BALANCE SHEET

     ASSETS
       Commercial property . . . . . . . . . . .     $630,754
       Other assets. . . . . . . . . . . . . . .       63,277
                                                     --------
       Total assets. . . . . . . . . . . . . . .     $694,031
                                                     ========

     LIABILITIES
       Long-term debt. . . . . . . . . . . . . .     $434,346
       Accounts payable and other. . . . . . . .        5,525
                                                     --------
       Total liabilities . . . . . . . . . . . .      439,871
                                                     --------

     PARTNERS' CAPITAL
       Brookfield Financial Properties, L.P. . .       73,442
       Co-venturer . . . . . . . . . . . . . . .      180,718
                                                     --------
                                                      254,160
                                                     --------
       Total liabilities and
         partners' capital . . . . . . . . . . .     $694,031
                                                     ========

   STATEMENT OF OPERATIONS

     Revenues. . . . . . . . . . . . . . . . . .     $ 81,463
     Operating expenses. . . . . . . . . . . . .      (50,825)
     Depreciation and amortization . . . . . . .      (13,444)
                                                     --------
       Net income. . . . . . . . . . . . . . . .     $ 17,194
                                                     ========


4.   LONG-TERM DEBT

     Long-term debt secured by mortgages and other security interests which are collateralized by commercial properties of $2,181.0 million at December 31, 1999 carries a weighted average interest rate of 7.3%. Total interest paid on long-term debt obligations for the year ended December 31, 1999 aggregated $162.2 million.

     In addition, included in long-term debt is subordinated long-term debt of $50.0 million which represents the net carrying value of a zero coupon note (the Note) payable by WFP Tower B Co., L.P. (the Partnership), a subsidiary of the Company and which matures in 2014 (Maturity). The Note carries a face amount of $150 million (the Face Principal Amount). On maturity, the Partnership will pay the Face Principal Amount and, if any, the Maturity Contingent Principal Amount (together, the Maturity Stated Principal Amount). The Maturity Contingent Principal Amount is the lesser of (a) 25% of amount by which Tower B fair market value exceeds $600 million and (b) $517,298,409. In lieu of paying in cash the Maturity Stated Principal Amount, the Partnership may elect to deliver a 25% interest in the building, provided the fair market value of the building taking into account the then outstanding principal indebtedness secured by the leasehold interest in the building, is at least $600 million. However, if the lender elects to receive cash instead, the Partnership only has to repay the Face Principal Amount. The carrying amount represents the current value of the Note based upon the estimated residual value of the building discounted at 9.5%.

     The scheduled repayments of long-term debt at December 31, 1999 are as follows:

       Years ending December 31, 2000. . . . . .    $   59,652
                                 2001. . . . . .        79,564
                                 2002. . . . . .        78,595
                                 2003. . . . . .       474,102
                                 2004. . . . . .        65,729
                                 Thereafter. . .     1,473,346
                                                    ----------
                                                    $2,230,988
                                                    ==========


5.   SHORT TERM DEBT

     Pursuant to a demand note, the company has a $9.4 million loan outstanding which accrues interest at a rate of 8%, and is payable on March 10, 2000. Total interest paid on short term debt for the year ended December 31, 1999 aggregated $3.2 million.


6.   RENTALS UNDER OPERATING LEASES

     Rental revenues are derived from the leasing of space in the buildings to commercial and retail tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense escalations to be paid in monthly installments. Rental income includes additional rentals for operating expense reimbursements and escalations amounting to $70.1 million for the year ended December 31, 1999.

     The following is a schedule of minimum future rental payments under noncancellable operating leases during the next five years and thereafter.


       Years ending December 31, 2000. . . . . .    $  392,139
                                 2001. . . . . .       388,644
                                 2002. . . . . .       381,603
                                 2003. . . . . .       339,317
                                 2004. . . . . .       329,612
                                 Thereafter. . .     1,783,982
                                                    ----------
                                 Total future
                                   minimum
                                   rentals . . .    $3,615,297
                                                    ==========


7.   RELATED PARTY TRANSACTIONS

      a. Included in other assets is a note receivable from BPHI in the amount of $1.5 million. This note bears interest at 9% and is due in 2001.

      b. Included in other liabilities is $22.9 million due to Brookfield Properties, Inc., an affiliate of BPHI, which represents an advance made December 31, 1999. Such advance bears interest at 8% and is expected to be repaid in 2000. Additionally, during the year the Company was indebted to affiliates of BPHI for certain short-term advances which were repaid prior to year end. Such advances bore interest at 6.5%, which totaled $8.9 million for the year ended December 31, 1999.

8.   COMMITMENTS AND CONTINGENCIES

      a. The Company is obligated under various ground leases expiring between 2069 and 2077. The following is a schedule of the future minimum rental payments under these leases.

              Years ending December 31,  2000. . . . .      $ 11,220
                                         2001. . . . .        11,220
                                         2002. . . . .        11,220
                                         2003. . . . .        11,220
                                         2004. . . . .        11,220
                                         Thereafter. .       696,385
                                                            --------
                                         Total future
                                         minimum
                                         rentals . . .      $752,485
                                                            ========

      b. A wholly-owned, consolidated corporate subsidiary of the Company is currently involved in litigation (the SF Litigation) with Coopers & Lybrand OYDL Inc. (Coopers) in connection with an action filed by Coopers against Olympia & York Realty Corp. and Olympia & York SF Holdings Corporation, (collectively SF) in 1993. SF was part of a group of entities which had comprised the U.S. Operations of Olympia & York (O&Y(U.S.)). O&Y(U.S.) was reorganized in 1996 pursuant to a Chapter 11 bankruptcy plan (the Plan) pursuant to which the Company succeeded as the principal holder of the assets of O&Y(U.S.). This action, which is pending in an Ontario, Canada court, arose in connection with a claim by Coopers to reinstate indebtedness (approximately $332 million) between SF Holdings and Olympia & York Developments Ltd. (OYDL). In connection with this action, Coopers had filed with the Bankruptcy Court various claims against SF. These claims were filed along with various other claims by Coopers against SF and certain of the entities which comprise O&Y(U.S.).

            Pursuant to a settlement agreement dated September 10, 1996 between Coopers and O&Y(U.S.), all claims were settled with the exception of the SF Litigation.

            In connection with the SF Litigation, the parties agreed to escrow the assets of SF Holdings (the Disputed SF Assets) pending the outcome of the litigation. These assets consist of cash totaling approximately $26 million, part of which is subject to certain security interests which are expected to be released in connection with the Plan.

            While the ultimate resolution of the SF Litigation cannot be assured, management believes that it will ultimately be successful in defending these actions, and the Disputed SF Assets will be released to the Company.

      c. Included in other liabilities is $158 million loan. The repayment of this loan is contingent on the sale of the partnership interests in 53 State Street and 75 State Street as discussed in Note 3. In the event the sale does not close, the Company will be liable to the lender for the full amount of the loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1998 and 1999.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation, the outstanding shares of stock of which are owned, indirectly, by Northbrook Corporation, a Delaware corporation, and JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of stock of Northbrook Corporation are owned by JMB and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the BFP, LP venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest in reaching a resolution with JMB with respect to the term loan notes, which matured on December 31, 1998 and remain unpaid. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan notes.

     The director and the executive officers of the Corporate General Partner of the Partnership are as follows:

NAME                       OFFICE
----                       ------
Judd D. Malkin             Chairman
Neil G. Bluhm              Vice President
Gary Nickele               Vice President and General Counsel
Stuart C. Nathan           President and Director
H. Rigel Barber            Vice President
Gailen J. Hull             Vice President

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 8, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 8, 2000. All of the foregoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on March 26, 1984 with the exception that Stuart C. Nathan, who was a Vice President, was elected Director on December 18, 1990 and President on August 8, 1993, and Gary Nickele was elected Vice President and General Counsel on December 18, 1990. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

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

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 62) is Chairman and a director of JMB and its Chief Financial Officer and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V.
Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) is President and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Gary Nickele (age 47) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) is Executive Vice President and a director of JMB and an officer and/or director of various JMB affiliates. Mr. Nathan has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 51) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) is Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described in the Notes. No such cash distributions were paid to the General Partners in 1999, 1998 or 1997. The General Partners were allocated aggregate profits for tax purposes of $215,992 from the Partnership in 1999. Such allocation of profits reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts upon termination of the Partnership.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described under the captions "Compensation, Fees and Other Payments" at pages 19-21, and "Management" at pages 31-38 of the Private Placement Memorandum, which descriptions are hereby incorporated herein by reference to Exhibit 99.1 to this annual report. Such transactions may involve conflicts of interest for the General Partners or their affiliates, including, among others, those discussed in Item 10. Various relationships of the Partnership to the Corporate General Partner (and its director and executive officers) and its affiliates are also set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1999 aggregating $792 in connection with the provision of professional liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. No such expenses were reimbursed to the General Partners during 1999.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 1999, an affiliate of the General Partners was entitled to reimbursements for such expenses in the amount of $2,743, all of which was paid at December 31, 1999.

     As of December 31, 1999, JMB has advanced $12,375,992, evidenced by a demand note, which relates primarily to principal and interest payments made on the LIBOR Note (one of the term loan notes discussed below) in connection with the closing of the term loan modification as well as funding of Partnership operating expenses. The demand note payable to JMB allows a maximum principal sum of a specified amount and bears interest at the prime rate plus 1% per annum, which accrues and was being deferred. During the fourth quarter of 1999, the Partnership made an interest payment to JMB of $850,000. The demand note is secured by the Partnership's interest in BFP, LP. The amount of interest accrued and deferred on the demand note for 1999 and in the aggregate through December 31, 1999 is $1,128,412 and $5,469,932, respectively. In July 1995, JMB purchased from the lenders the term loans to the Partnership and their security interest in the related collateral, which included the Partnership's interest in real estate and the JMB guarantee, which was terminated. JMB continues to hold these notes generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required on any of these notes prior to maturity. No payments of interest have been made on any of the notes since July 1995. The amount of interest accrued and deferred or unpaid on these notes for the year ended December 31, 1999 and in the aggregate through December 31, 1999, is $2,306,748 and $10,512,237, respectively. The term loan notes had a scheduled maturity of December 31, 1999. JMB has not pursued its remedies under these notes. The Partnership is discussing with JMB possible resolutions related to the scheduled maturity of the term loan notes. Reference is made to "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for a further discussion of the demand and term loan notes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its executive officers and director and the Associate General Partner beneficially own the following Interests of the Partnership.

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------

Limited Partnership            Corporate General               26 Interests                  2.6%
  Interests                     Partner, its                    (1)(2)
                                executive officers
                                and director and
                                the Associate
                                General Partner
                                as a group

     (1)   Includes 24 Interests owned by an investment partnership of which two executive officers are the managing general partners and have shared investment and voting power with respect to such Interests.

     (2)   Includes one Interest owned by an executive officer for which he has sole investment and voting power and one Interest owned by an estate for which such officer acts as co-executor and for which such officer is deemed to have shared investment and voting power.

     No executive officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

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

     No annual report or proxy material for the fiscal year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.

                 By:     JMB Park Avenue, Inc.
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Vice President
                 Date:   May 9, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Park Avenue, Inc.
                         Corporate General Partner


                         STUART C. NATHAN
                 By:     Stuart C. Nathan, President and Director
                         Principal Executive Officer
                 Date:   May 9, 2000


                         JUDD D. MALKIN
                 By:     Judd D. Malkin, Chairman
                         Principal Financial Officer
                 Date:   May 9, 2000


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Vice President
                         Principal Accounting Officer
                 Date:   May 9, 2000

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