Form 10-Q
period 2000-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2000-05-15
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                                     Commission file #0-13545



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

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                             ------------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .     $    252,804           135,664
  Other current assets . . . . . . . . .           68,012            71,426
                                             ------------      ------------
          Total assets . . . . . . . . .     $    320,816           207,090
                                             ============      ============

             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            ------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .     $     79,376            38,290
  Deferred interest payable to
    affiliate. . . . . . . . . . . . . .       16,928,901        15,982,169
  Current portion of notes payable
    to an affiliate and demand
    note payable to affiliate. . . . . .       55,612,222        55,612,222
                                             ------------      ------------
          Total current liabilities. . .       72,620,499        71,632,681

Commitments and contingencies

          Total liabilities. . . . . . .       72,620,499        71,632,681

Investment in unconsolidated
  venture, at equity . . . . . . . . . .       43,219,896        45,075,682
Venture partner's equity in venture. . .          235,588           217,030

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000             1,000
    Cumulative cash distributions. . . .         (480,000)         (480,000)
    Cumulative net earnings (losses) . .      (11,954,353)      (12,012,141)
                                             ------------      ------------
                                              (12,433,353)      (12,491,141)
                                             ------------      ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      113,057,394       113,057,394
    Cumulative cash distributions. . . .       (7,520,000)       (7,520,000)
    Cumulative net earnings (losses) . .     (208,859,208)     (209,764,556)
                                             ------------      ------------
                                             (103,321,814)     (104,227,162)
                                             ------------      ------------
          Total partners' capital
            accounts (deficits). . . . .     (115,755,167)     (116,718,303)
                                             ------------      ------------
                                             $    320,816           207,090
                                             ============      ============

         See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------

Income:
  Interest and other income. . . . . . .     $   144,288          116,402
                                             -----------      -----------

Expenses:
  Interest . . . . . . . . . . . . . . .         946,732          828,284
  Professional services. . . . . . . . .          49,334           14,700
  General and administrative . . . . . .          22,314           33,916
                                              ----------       ----------
                                               1,018,380          876,900
                                              ----------       ----------

                                                (874,092)        (760,498)

Partnership's share of earnings
  (loss) from operations of
  unconsolidated venture . . . . . . . .       1,855,786        1,580,786
Venture partner's share of
  venture operations . . . . . . . . . .         (18,558)         (15,808)
                                              ----------       ----------

          Net earnings (loss). . . . . .      $  963,136          804,480
                                              ==========       ==========

          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . .      $      908              757
                                              ==========       ==========


























         See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $   963,136          804,480
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture. . . . . . . . . . . . . .      (1,855,786)      (1,580,786)
    Venture partner's share of
      venture operations . . . . . . . .          18,558           15,808
  Changes in:
    Other current assets . . . . . . . .           3,414              475
    Accounts payable . . . . . . . . . .          41,086           25,175
    Accrued interest . . . . . . . . . .         946,732          828,284
                                             -----------      -----------

          Net cash provided by
            (used in) operating
            activities . . . . . . . . .         117,140           93,436
                                             -----------      -----------

          Net increase (decrease)
            in cash. . . . . . . . . . .         117,140           93,436

          Cash, beginning of year. . . .         135,664          695,066
                                             -----------      -----------

          Cash, end of period. . . . . .     $   252,804          788,502
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

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report on Form 10-K (File No. 0-13545) dated May 9, 2000, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as the Partnership's 1999 Annual Report on Form 10-K.

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

     As a result of the 1996 restructuring, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5% general partner interest (diluted from the original ownership percentage by notes converted to equity) in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. BFP, LP's principal assets are majority and controlling interests in seven office buildings (including the 245 Park Avenue office building).

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the three months ended March 31, 2000, the Partnership has earned $141,840 of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

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

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB (aggregating $72,541,123 at March 31, 2000). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $72,541,123 at March 31, 2000. In the fourth quarter of 1999, the Partnership made an interest payment to JMB of $850,000 on the demand note.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $4,186 and $1,100 for the three months ended March 31, 2000 and 1999, respectively, payable to an affiliate of the Corporate General Partner for insurance commissions for professional liability insurance and for portfolio management, legal and accounting services, of which $686 of such costs were unpaid as of March 31, 2000.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the three months ended March 31, 2000 and 1999 is as follows:

                                                   2000             1999
                                                 --------         -------
                                                 (000's)          (000's)

     Total income. . . . . . . . . . . .         $125,502         121,710
                                                 ========         =======
     Operating income (loss) . . . . . .         $ 22,349          17,395
                                                 ========         =======
     Partnership's share of income
       (loss). . . . . . . . . . . . . .         $  1,242             967
                                                 ========         =======

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the three months ended March 31, 2000 and 1999 was $613,786. Such amount may be written off sooner in the event of the sale or disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     The Partnership's liquidity and ability to continue as a going concern are dependent upon a successful resolution related to the scheduled maturity date (December 31, 1998) of the term loans, the receipt of one-third of the property management fees earned at the 245 Park Avenue property and, if necessary, additional advances from JMB Realty Corporation ("JMB") under the demand loan. To the extent that the share of the property management fees received by the Partnership exceeds the costs of operating the Partnership, and after establishing an appropriate cash reserve, the Partnership will make payments to JMB on the demand note or the term loan notes.

     As of March 31, 2000, JMB has advanced approximately $12,376,000, under the demand note, which reflects the principal and interest payments made related to a term loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (10% at March 31, 2000) and is deferred. The demand note allows a maximum principal sum of a specified amount.

     JMB is considering a possible resolution related to the term loan notes, which had a scheduled maturity date of December 31, 1998. Such a resolution, which could include a modification or restructuring of the indebtedness owed by the Partnership, a possible restructuring of the Partnership's interest in BFP, LP and/or other transaction, may result in the Partnership and the Holders of Interests recognizing income for Federal income tax purposes with no corresponding distributable proceeds from such transaction. However, there is no assurance that any such transaction, or any resolution of the term loan notes satisfactory to the Partnership, will occur.

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

     BFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings (or interests therein)
are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest to JMB (aggregating $72,541,123 at March 31, 2000). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The increase in accounts payable as of March 31, 2000 as compared to December 31, 1999 is primarily due to the timing of payments for certain professional services related to the operation of the Partnership.

     The increase in deferred interest payable to an affiliate as of March 31, 2000 as compared to December 31, 1999 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Interest and other income for the three months ended March 31, 2000 and March 31, 1999 primarily consists of the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement, including fees earned in March classified as other current assets at March 31, 2000 and 1999.

     The increase in professional services for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to legal fees in connection with the possible resolution being considered by JMB related to the term loan notes payable to JMB and an increase in accounting services during the first quarter 2000.


PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Note entitled "245 Park" in Notes to Consolidated Financial Statements filed with this report for a discussion of defaults under the term loan notes held by JMB, which together with a demand note payable to JMB, are cross-defaulted and secured by the Partnership's interest in BFP, LP. The scheduled maturity of the term loans was December 31, 1998. The aggregate outstanding principal and accrued and deferred interest under the term loan notes and the demand note at March 31, 2000, was approximately $72,541,123. However, JMB has not pursued its remedies under these notes and is considering a possible resolution related to the term loan notes.


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


                        JMB/245 PARK AVENUE ASSOCIATES, LTD.

                        BY:    JMB Park Avenue, Inc.
                               Corporate General Partner




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 12, 2000