Form 10-Q
period 2000-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2000-08-14
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
June 30, 2000                                      Commission file #0-13545



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

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                               JUNE 30,         DECEMBER 31,
                                                 2000              1999
                                             ------------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .     $    294,570           135,664
  Other current assets . . . . . . . . .           55,664            71,426
                                             ------------      ------------
          Total assets . . . . . . . . .     $    350,234           207,090
                                             ============      ============

             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            ------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .     $     34,680            38,290
  Deferred interest payable to
    affiliate. . . . . . . . . . . . . .       17,893,165        15,982,169
  Current portion of notes payable
    to an affiliate and demand
    note payable to affiliate. . . . . .       55,612,222        55,612,222
                                             ------------      ------------
          Total current liabilities. . .       73,540,067        71,632,681

Commitments and contingencies

          Total liabilities. . . . . . .       73,540,067        71,632,681

Investment in unconsolidated
  venture, at equity . . . . . . . . . .       41,190,111        45,075,682
Venture partner's equity in venture. . .          255,886           217,030

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000             1,000
    Cumulative cash distributions. . . .         (480,000)         (480,000)
    Cumulative net earnings (losses) . .      (11,887,193)      (12,012,141)
                                             ------------      ------------
                                              (12,366,193)      (12,491,141)
                                             ------------      ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      113,057,394       113,057,394
    Cumulative cash distributions. . . .       (7,520,000)       (7,520,000)
    Cumulative net earnings (losses) . .     (207,807,031)     (209,764,556)
                                             ------------      ------------
                                             (102,269,637)     (104,227,162)
                                             ------------      ------------
          Total partners' capital
            accounts (deficits). . . . .     (114,635,830)     (116,718,303)
                                             ------------      ------------
                                             $    350,234           207,090
                                             ============      ============

         See accompanying notes to consolidated financial statements.

                                         JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------

Income:
  Interest and other income. . . . . . . . . . . . .     $   112,628        125,850         256,916        242,252
                                                         -----------    -----------      ----------     ----------

Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . .         964,264        837,488       1,910,996      1,665,772
  Professional services. . . . . . . . . . . . . . .          20,660         20,295          69,994         34,995
  General and administrative . . . . . . . . . . . .          17,854         14,888          40,168         48,804
                                                          ----------     ----------      ----------     ----------
                                                           1,002,778        872,671       2,021,158      1,749,571
                                                          ----------     ----------      ----------     ----------

                                                            (890,150)      (746,821)     (1,764,242)    (1,507,319)

Partnership's share of earnings
  (loss) from operations of
  unconsolidated venture . . . . . . . . . . . . . .       2,029,785      1,842,785       3,885,571      3,423,571
Venture partner's share of
  venture operations . . . . . . . . . . . . . . . .         (20,298)       (18,423)        (38,856)       (34,231)
                                                          ----------     ----------      ----------     ----------

          Net earnings (loss). . . . . . . . . . . .      $1,119,337      1,077,541       2,082,473      1,882,021
                                                          ==========     ==========      ==========     ==========

          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . . . . . . .      $    1,055          1,014           1,963          1,771
                                                          ==========     ==========      ==========     ==========


                             See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $ 2,082,473        1,882,021
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture. . . . . . . . . . . . . .      (3,885,571)      (3,423,571)
    Venture partner's share of
      venture operations . . . . . . . .          38,856           34,231
  Changes in:
    Other current assets . . . . . . . .          15,762          (34,799)
    Accounts payable . . . . . . . . . .          (3,610)          (1,983)
    Accrued interest . . . . . . . . . .       1,910,996        1,665,772
                                             -----------      -----------

          Net cash provided by
            (used in) operating
            activities . . . . . . . . .         158,906          121,671
                                             -----------      -----------

          Net increase (decrease)
            in cash. . . . . . . . . . .         158,906          121,671

          Cash, beginning of year. . . .         135,664          695,066
                                             -----------      -----------

          Cash, end of period. . . . . .     $   294,570          816,737
                                             ===========      ===========



























         See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the six months ended June 30, 2000, the Partnership has earned $250,711 of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. If certain conditions are satisfied and approvals are obtained by BFP, LP, the third party will be obligated to close the transaction by the end of the option period in December 2000.

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

     JMB and the Partnership have reached an agreement in principle to waive the portion of interest ("default interest") on the term loans in excess of the amount of interest that otherwise accrues in the absence of a failure to pay the term loans at maturity or other default under the term loans. Such agreement will not waive or relieve the default of failure to repay the term loans at maturity, the accrual of interest determined without regard to a default under the term loans or any obligation to repay principal and accrued interest (determined without regard to a default) on the term loans. No default interest is reflected in the accompanying consolidated financial statements.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $73,505,387 at June 30, 2000). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or other disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $73,505,387 at June 30, 2000. In the fourth quarter of 1999, the Partnership made an interest payment to JMB of $850,000 on the demand note.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $5,800 and

$1,100 for the six months ended June 30, 2000 and 1999, respectively, payable to an affiliate of the Corporate General Partner for insurance commissions for professional liability insurance and for portfolio management, legal and accounting services, of which all of such costs were paid as of June 30, 2000.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the six months ended June 30, 2000 and 1999 is as follows:

                                                   2000             1999
                                                 --------         -------
                                                 (000's)          (000's)

     Total income. . . . . . . . . . . .         $250,883         245,048
                                                 ========         =======
     Operating income. . . . . . . . . .         $ 47,831          39,725
                                                 ========         =======
     Partnership's share of income . . .         $  2,658           2,196
                                                 ========         =======

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the six months ended June 30, 2000 and 1999 was $1,227,571. Such amount may be written off sooner in the event of the sale or other disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment property.

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

     As of June 30, 2000, JMB has advanced approximately $12,376,000, under the demand note, which reflects the principal and interest payments made related to a term loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (10.5% at June 30, 2000) and is deferred. The demand note allows a maximum principal sum of a specified amount.

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

     JMB and the Partnership have reached an agreement in principle to waive the portion of interest ("default interest") on the term loans in excess of the amount of interest that otherwise accrues in the absence of a failure to pay the term loans at maturity or other default under the term loans. Such agreement will not waive or relieve the default of failure to repay the term loans at maturity, the accrual of interest determined without regard to a default under the term loans or any obligation to repay principal and accrued interest (determined without regard to a default) on the term loans. No default interest is reflected in the accompanying consolidated financial statements.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. If certain conditions are satisfied and approvals are obtained by BFP, LP, the third party will be obligated to close the transaction by the end of the option period in December 2000.

     BFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings (or interests therein)
are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $73,505,387 at June 30, 2000). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or other disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in other current assets as of June 30, 2000 as compared to December 31, 1999 is primarily due to the timing of receipt for certain property management fees from 245 Park Avenue.

     The increase in deferred interest payable to an affiliate as of June 30, 2000 as compared to December 31, 1999 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Interest and other income for the three and six months ended June 30, 2000 and June 30, 1999 primarily consists of the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement, including fees earned in June classified as other current assets at June 30, 2000 and 1999.

     The increase in professional services for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is primarily due to legal fees in connection with the possible resolution being considered by JMB related to the term loan notes payable to JMB and an increase in accounting services in 2000.


PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Note entitled "245 Park" in Notes to Consolidated Financial Statements filed with this report for a discussion of defaults under the term loan notes held by JMB, which together with a demand note payable to JMB, are cross-defaulted and secured by the Partnership's interest in BFP, LP. The scheduled maturity of the term loans was December 31, 1998. The aggregate outstanding principal and accrued and deferred interest under the term loan notes and the demand note at June 30, 2000, was approximately $73,505,387. However, JMB has not pursued its remedies under these notes and is considering a possible resolution related to the term loan notes.

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


                        JMB/245 PARK AVENUE ASSOCIATES, LTD.

                        BY:    JMB Park Avenue, Inc.
                               Corporate General Partner




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  August 14, 2000