Form 10-Q
period 2000-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2000-11-13
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2000                                 Commission file #0-13545



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

                          CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                            SEPTEMBER 30,       DECEMBER 31,
                                                2000               1999
                                            -------------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .     $    418,268           135,664
  Other current assets . . . . . . . . .           56,350            71,426
                                             ------------      ------------
          Total assets . . . . . . . . .     $    474,618           207,090
                                             ============      ============

             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            ------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .     $     38,427            38,290
  Deferred interest payable to
    affiliate. . . . . . . . . . . . . .       18,946,786        15,982,169
  Current portion of notes payable
    to an affiliate and demand
    note payable to affiliate. . . . . .       55,612,222        55,612,222
                                             ------------      ------------
          Total current liabilities. . .       74,597,435        71,632,681

Commitments and contingencies

          Total liabilities. . . . . . .       74,597,435        71,632,681

Investment in unconsolidated
  venture, at equity . . . . . . . . . .       39,267,324        45,075,682
Venture partner's equity in venture. . .          275,114           217,030

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000             1,000
    Cumulative cash distributions. . . .         (480,000)         (480,000)
    Cumulative net earnings (losses) . .      (11,828,958)      (12,012,141)
                                             ------------      ------------
                                              (12,307,958)      (12,491,141)
                                             ------------      ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      113,057,394       113,057,394
    Cumulative cash distributions. . . .       (7,520,000)       (7,520,000)
    Cumulative net earnings (losses) . .     (206,894,691)     (209,764,556)
                                             ------------      ------------
                                             (101,357,297)     (104,227,162)
                                             ------------      ------------
          Total partners' capital
            accounts (deficits). . . . .     (113,665,255)     (116,718,303)
                                             ------------      ------------
                                             $    474,618           207,090
                                             ============      ============

         See accompanying notes to consolidated financial statements.

                                         JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------

Income:
  Interest and other income. . . . . . . . . . . . .     $   138,564        137,475         395,480        379,727
                                                         -----------    -----------      ----------     ----------

Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . .       1,053,620        880,354       2,964,617      2,546,126
  Professional services. . . . . . . . . . . . . . .           5,080         16,187          75,073         51,182
  General and administrative . . . . . . . . . . . .          12,848         11,920          53,016         60,724
                                                          ----------     ----------      ----------     ----------
                                                           1,071,548        908,461       3,092,706      2,658,032
                                                          ----------     ----------      ----------     ----------

                                                            (932,984)      (770,986)     (2,697,226)    (2,278,305)

Partnership's share of earnings
  (loss) from operations of
  unconsolidated venture . . . . . . . . . . . . . .       1,922,787      1,728,786       5,808,358      5,152,357
Venture partner's share of
  venture operations . . . . . . . . . . . . . . . .         (19,228)       (17,288)        (58,084)       (51,519)
                                                          ----------     ----------      ----------     ----------

          Net earnings (loss). . . . . . . . . . . .      $  970,575        940,512       3,053,048      2,822,533
                                                          ==========     ==========      ==========     ==========

          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . . . . . . .      $      915            885           2,878          2,656
                                                          ==========     ==========      ==========     ==========


                             See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $ 3,053,048        2,822,533
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture. . . . . . . . . . . . . .      (5,808,358)      (5,152,357)
    Venture partner's share of
      venture operations . . . . . . . .          58,084           51,519
  Changes in:
    Other current assets . . . . . . . .          15,076          (21,178)
    Accounts payable . . . . . . . . . .             137           (5,801)
    Accrued interest . . . . . . . . . .       2,964,617        2,546,126
                                             -----------      -----------

          Net cash provided by
            (used in) operating
            activities . . . . . . . . .         282,604          240,842
                                             -----------      -----------

          Net increase (decrease)
            in cash. . . . . . . . . . .         282,604          240,842

          Cash, beginning of year. . . .         135,664          695,066
                                             -----------      -----------

          Cash, end of period. . . . . .     $   418,268          935,908
                                             ===========      ===========



























         See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the nine months ended September 30, 2000, the Partnership has earned $383,921 of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

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

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $74,559,008 at September 30, 2000). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or other disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $74,559,008 at September 30, 2000. In the fourth quarter of 1999, the Partnership made an interest payment to JMB of $850,000 on the demand note.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $6,687 and $2,209 for the nine months ended September 30, 2000 and 1999, respectively, payable to an affiliate of the Corporate General Partner for insurance commissions for professional liability insurance and for portfolio management, legal and accounting services, all of which costs were paid as of September 30, 2000.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the nine months ended September 30, 2000 and 1999 is as follows:

                                                   2000             1999
                                                 --------         -------
                                                 (000's)          (000's)

     Total income. . . . . . . . . . . .         $382,460         369,728
                                                 ========         =======
     Operating income. . . . . . . . . .         $ 73,177          60,303
                                                 ========         =======
     Partnership's share of income . . .         $  3,967           3,311
                                                 ========         =======

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the nine months ended September 30, 2000 and 1999 was $1,841,357. Such amount may be written off sooner in the event of the sale or other disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999.

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

     As of September 30, 2000, JMB has advanced approximately $12,376,000, under the demand note, which reflects the principal and interest payments made related to a term loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (10.5% at September 30, 2000) and is deferred. The demand note allows a maximum principal sum of a specified amount.

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

     BFP, LP and the Partnership each have a substantial amount of
indebtedness remaining.   If any of the buildings (or interests therein)
are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $74,559,008 at September 30, 2000). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, it is expected that over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or other disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in other current assets as of September 30, 2000 as compared to December 31, 1999 is primarily due to the timing of receipt for certain property management fees from 245 Park Avenue.

     The increase in deferred interest payable to an affiliate as of September 30, 2000 as compared to December 31, 1999 is due to the interest accruals on the term loans and the demand note payable to JMB.

     Interest and other income for the three and nine months ended September 30, 2000 and September 30, 1999 primarily consists of the Partnership's share of property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement, including fees earned in September classified as other current assets at September 30, 2000 and 1999.

     The increase in interest for the three and nine months ended
September 30, 2000 as compared to the three and nine months ended
September 30, 1999 is primarily due to an increase in the LIBOR and prime rates during the third quarter 2000.

     The increase in professional services for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to legal fees in connection with the possible resolution related to the term loan notes payable to JMB, which matured in December 1998, and an increase in accounting services in 2000.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Note entitled "245 Park" in Notes to Consolidated Financial Statements filed with this report for a discussion of defaults under the term loan notes held by JMB, which together with a demand note payable to JMB, are cross-defaulted and secured by the Partnership's interest in BFP, LP. The scheduled maturity of the term loans was December 31, 1998. The aggregate outstanding principal and accrued and deferred interest under the term loan notes and the demand note at September 30, 2000, was approximately $74,559,008. However, JMB has not pursued its remedies under these notes and is considering a possible resolution related to the term loan notes.

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


                        JMB/245 PARK AVENUE ASSOCIATES, LTD.

                        BY:    JMB Park Avenue, Inc.
                               Corporate General Partner




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  November 13, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  November 13, 2000