Form 10-Q/A
period 2000-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2000-12-11
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 1




                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




Commission File No. 0-13545            IRS Employer Identification
                                             No. 36-3265541




     The undersigned registrant hereby amends the following section of its Report for the quarter ended September 30, 2000 on Form 10-Q as set forth in the pages attached hereto:


                          ITEM 1.  FINANCIAL STATEMENTS

                                Pages 3 through 8


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 Pages 9 and 10


                   ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                    Page 10


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          JMB/245 PARK AVENUE ASSOCIATES, LTD.

                          BY:   JMB PARK AVENUE, INC.
                                (Corporate General Partner)



                                By:    GAILEN J. HULL
                                       Gailen J. Hull, Vice President



Dated:  December 11, 2000

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS
                                     ------
                                               SEPTEMBER 30,        DECEMBER 31,
                                                   2000                1999
                                               -------------        -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . .     $    418,268            135,664
  Other current assets. . . . . . . . . . .           56,350             71,426
                                                ------------       ------------
          Total assets. . . . . . . . . . .     $    474,618            207,090
                                                ============       ============

              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . .     $     38,427             38,290
  Deferred interest payable to
    affiliate . . . . . . . . . . . . . . .       18,946,786         15,982,169
  Current portion of notes payable
    to an affiliate and demand
    note payable to affiliate . . . . . . .       55,612,222         55,612,222
                                                ------------       ------------
          Total current liabilities . . . .       74,597,435         71,632,681

Commitments and contingencies

          Total liabilities . . . . . . . .       74,597,435         71,632,681

Investment in unconsolidated
  venture, at equity. . . . . . . . . . . .       39,267,324         45,075,682
Venture partner's equity in venture . . . .          275,114            217,030

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . .            1,000              1,000
    Cumulative cash distributions . . . . .         (480,000)          (480,000)
    Cumulative net earnings (losses). . . .      (11,828,958)       (12,012,141)
                                                ------------       ------------
                                                 (12,307,958)       (12,491,141)
                                                ------------       ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . . . . .      113,057,394        113,057,394
    Cumulative cash distributions . . . . .       (7,520,000)        (7,520,000)
    Cumulative net earnings (losses). . . .     (206,894,691)      (209,764,556)
                                                ------------       ------------
                                                (101,357,297)      (104,227,162)
                                                ------------       ------------
          Total partners' capital
            accounts (deficits) . . . . . .     (113,665,255)      (116,718,303)
                                                ------------       ------------
                                                $    474,618            207,090
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

                                            JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                         (UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                     SEPTEMBER 30
                                                              --------------------------      --------------------------
                                                                2000             1999            2000            1999
                                                            -----------       ----------     -----------      ----------

Income:
  Interest and other income . . . . . . . . . . . . . .     $   138,564          137,475         395,480         379,727
                                                            -----------      -----------      ----------      ----------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . .       1,053,620          880,354       2,964,617       2,546,126
  Professional services . . . . . . . . . . . . . . . .           5,080           16,187          75,073          51,182
  General and administrative. . . . . . . . . . . . . .          12,848           11,920          53,016          60,724
                                                             ----------       ----------      ----------      ----------
                                                              1,071,548          908,461       3,092,706       2,658,032
                                                             ----------       ----------      ----------      ----------

                                                               (932,984)        (770,986)     (2,697,226)     (2,278,305)

Partnership's share of earnings
  (loss) from operations of
  unconsolidated venture. . . . . . . . . . . . . . . .       1,922,787        1,728,786       5,808,358       5,152,357
Venture partner's share of
  venture operations. . . . . . . . . . . . . . . . . .         (19,228)         (17,288)        (58,084)        (51,519)
                                                             ----------       ----------      ----------      ----------

          Net earnings (loss) . . . . . . . . . . . . .      $  970,575          940,512       3,053,048       2,822,533
                                                             ==========       ==========      ==========      ==========

          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . . . . .      $      915              885           2,878           2,656
                                                             ==========       ==========      ==========      ==========


                                See accompanying notes to consolidated financial statements.

                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                                    2000             1999
                                                -----------      -----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . .     $ 3,053,048        2,822,533
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture . . . . . . . . . . . . . . .      (5,808,358)      (5,152,357)
    Venture partner's share of
      venture operations. . . . . . . . . .          58,084           51,519
  Changes in:
    Other current assets. . . . . . . . . .          15,076          (21,178)
    Accounts payable. . . . . . . . . . . .             137           (5,801)
    Accrued interest. . . . . . . . . . . .       2,964,617        2,546,126
                                                -----------      -----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . . . . .         282,604          240,842
                                                -----------      -----------

          Net increase (decrease)
            in cash . . . . . . . . . . . .         282,604          240,842

          Cash, beginning of year . . . . .         135,664          695,066
                                                -----------      -----------

          Cash, end of period . . . . . . .     $   418,268          935,908
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

     In July 1995, JMB purchased from the lenders the term loans and their security interests in the related collateral. JMB continues to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to maturity of the LIBOR Note. Interest on the LIBOR Note accrues and is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. No payments of interest on the LIBOR Note have been made subsequent to July 31, 1995. The scheduled maturity of the term loans was December 31, 1998. However, JMB has not pursued its remedies under these notes as a result of the non-payment of interest under the LIBOR Note or the maturity of these notes. JMB and the Partnership are considering options relating to the term loan notes held by JMB. These loans and the demand loan payable to JMB are cross-defaulted, are secured by the Partnership's interest in BFP, LP and are subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP. In the fourth quarter of 1999, the Partnership made an interest payment to JMB of $850,000 on the demand note.

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

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. If certain conditions are satisfied and approvals are obtained by BFP, LP, the third party will be obligated to close the transaction by the end of the option period, which has been extended from December 2000 to March 15, 2001. It is expected that any proceeds from such sale, if consummated, will be used to repay outstanding indebtedness of BFP, LP, as described below.

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

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the nine months ended September 30, 2000 and 1999 is as follows:

                                                      2000              1999
                                                    --------          -------
                                                    (000's)           (000's)

     Total income . . . . . . . . . . . .           $382,460          369,728
                                                    ========          =======
     Operating income . . . . . . . . . .           $ 73,177           60,303
                                                    ========          =======
     Partnership's share of income. . . .           $  3,967            3,311
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

     JMB and the Partnership are considering options relating to the term loan notes, which had a scheduled maturity date of December 31, 1998. The resolution of such matter may result in the Partnership and the Holders of Interests recognizing income for Federal income tax purposes with no corresponding distributable proceeds from such transaction. However, there is no assurance that any resolution of the term loan notes satisfactory to the Partnership will occur.

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

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. If certain conditions are satisfied and approvals are obtained by BFP, LP, the third party will be obligated to close the transaction by the end of the option period, which has been extended from December 2000 to March 15, 2001. It is expected that any proceeds from such sale, if consummated, will be used to repay outstanding indebtedness, as described below.

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

     The increase in professional services for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to legal fees related to the term loan notes payable to JMB, which matured in December 1998, and an increase in accounting services in 2000.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Note entitled "245 Park" in Notes to Consolidated Financial Statements filed with this report for a discussion of defaults under the term loan notes held by JMB, which together with a demand note payable to JMB, are cross-defaulted and secured by the Partnership's interest in BFP, LP. The scheduled maturity of the term loans was December 31, 1998. The aggregate outstanding principal and accrued and deferred interest under the term loan notes and the demand note at September 30, 2000, was approximately $74,559,008. However, JMB has not pursued its remedies under these notes. JMB and the Partnership are considering options relating to the term loan notes.