Form 10-K
period 2000-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2001-04-12
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2000            Commission File Number 0-13545


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents Incorporated by Reference: Portions of the Private Placement Memorandum of the Registrant dated May 7, 1984 are incorporated by reference in Part I of this Annual Report on Form 10-K.

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   3

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   3


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   3

Item 6.      Selected Financial Data. . . . . . . . . . .   4

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   6

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .   9

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  10

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  35


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  35

Item 11.     Executive Compensation . . . . . . . . . . .  37

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  39

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  40


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  40


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  43

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

     PROPERTY AND LOCATION                    NET RENTABLE AREA

   One World Financial Center                 1,504,000 square feet
    New York, New York

   Two World Financial Center                 2,575,600 square feet
    New York, New York

   Four World Financial Center                1,810,500 square feet
    New York, New York

   One Liberty Plaza                          2,124,500 square feet
    New York, New York

   245 Park Avenue                            1,622,700 square feet
    New York, New York

   53 State Street                            1,120,100 square feet
    Boston, Massachusetts

   75 State Street                              767,100 square feet
    Boston, Massachusetts
    (acquired 9/15/98)

     The One, Two and Four World Financial Center and 53 State Street office buildings are owned subject to ground leases of the underlying land.

     BFP, LP is currently developing a 31-story office building at 300 Madison Avenue in New York, New York. The property is currently scheduled to be completed in 2003.

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

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and deferred interest (aggregating $83,315,899 at December 31, 2000) to JMB Realty Corporation ("JMB"). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below and in the Notes, to which reference is hereby made for a description of such transactions.



ITEM 2.  PROPERTIES

     The Partnership owns an indirect interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties. Reference is also made to Note 3 of the Notes to the Consolidated Financial Statements of Brookfield Financial Properties, L.P. included with this Report for a further description of the properties.
BFP, LP has mortgage loans secured by its properties. The Partnership's interest in BFP, LP is pledged as collateral for certain notes payable with deferred interest (aggregating $83,315,899 at December 31, 2000) to JMB.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1999 and 2000.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2000, there were 879 record holders of the 995 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated herein by reference to Exhibit 99.1 to this annual report.

     The Partnership has not made any distributions since 1989. The Partnership's interest in BFP, LP is pledged as collateral for certain notes payable with deferred interest (aggregating $83,315,899 at December 31, 2000) to JMB, which require mandatory payment of principal and interest out of any distributions received from BFP, L.P. Reference is made to the Notes and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP, LP.

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               2000          1999          1998           1997          1996
                           ------------  ------------   -----------   -----------   -----------
Total income. . . . . . .  $    529,584       515,284       496,426       483,445        47,854
                           ============  ============   ===========   ===========   ===========

 Earnings (loss)
 before extraordinary
 item . . . . . . . . . .  $ (4,357,119)    6,171,054     2,906,029     2,617,872    (2,827,164)

Extraordinary item:
 Partnership's share of
 gain on forgiveness of
 indebtedness . . . . . .         --            --            --            --        9,486,508
                           ------------  ------------   -----------   -----------   -----------

Net earnings (loss) . . .  $ (4,357,119)    6,171,054     2,906,029     2,617,872     6,659,344
                           ============  ============   ===========   ===========   ===========
Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before extraordinary
   item . . . . . . . . .  $     (4,116)        5,818         2,734         2,461        (2,657)
  Extraordinary item. . .         --            --            --            --            8,917
                           ------------  ------------   -----------   -----------   -----------
      Net earnings
        (loss). . . . . .  $     (4,116)        5,818         2,734         2,461         6,260
                           ============  ============   ===========   ===========   ===========
Total assets. . . . . . .  $    567,272       207,090       734,338       372,955       156,838
                           ============  ============   ===========   ===========   ===========
Bank obligations
 and notes payable -
 long-term. . . . . . . .  $ 43,236,631        -- (c)        -- (c)        -- (c)    43,236,631
                           ============  ============   ===========   ===========   ===========





----------

      (a)  The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes appearing elsewhere in this report.

      (b)  The net earnings (loss) per Interest are based upon the number of Interests outstanding at the end of each period.

      (c)  Such loans were classified as a current liability at December 31, 1999, 1998 and 1997 due to their scheduled maturity in December 1998.  Effective January 3, 2001, the Partnership and JMB reached an agreement to extend the maturity date of the term loan notes to January 2, 2006.  Reference is made to the Notes and Item 7 for a discussion of such agreement.


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

     Since the Partnership had not been receiving operating cash flow distributions from its original investment property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership suspended cash distributions to the partners and retained funds for its cash requirements. These reserves were exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. The Partnership and its bank lender reached a modification and extension agreement regarding the $50,000,000 term loans that matured in October 1993. These term loans were secured by the Partnership's interest in its real estate investment, and a guaranty by JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner, of $25,000,000 of the term loans. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to the London Interbank Offer Rate (LIBOR) while interest on the balance of the term loans accrued at an annual rate of 2%; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to LIBOR (the "LIBOR Note") were subject to periodic amortization through payment of quarterly installments of principal (principal in the amount of $2,500,000 per annum in 1994 and $2,707,000 in 1995); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 converted to a note payable which was due December 1998 with interest accruing at an annual rate of 2%.

     In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable for the period January through December 1994. An additional $1,249,000 and two payments of $729,000 each were paid in January through June 1995, respectively. All payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans had been treated as advances to the Partnership. As of December 31, 2000, JMB has advanced approximately $12,376,000, evidenced by a demand note, which reflects the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. Interest accrued on these advances at the annual rate of prime plus 1% (10.50% at December 31, 2000 and 9.50% at December 31, 1999). The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in BFP, LP. In the fourth quarter of

1999, the Partnership made an interest payment to JMB of $850,000 related to this demand note. Reference is made to the Notes for further information concerning borrowings incurred by the Partnership.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which was terminated. JMB continued to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to the scheduled maturity of the LIBOR Note. Interest on the LIBOR Note was payable monthly at a floating rate which, at the option of the Partnership, was related to either LIBOR or the prime rate of Bank of America. Through December 31, 2000, no payments of interest on the LIBOR Note had been made subsequent to July 31, 1995, and unpaid interest at the applicable interest rate (including the default interest rate for the period from December 31, 1998, as discussed below) has accrued and compounded monthly. The scheduled maturity of the term loans was December 31, 1998. However, JMB did not pursue its remedies under these notes as a result of the non-payment of interest under the LIBOR Note or the maturity of these notes.

     JMB's term loans to the Partnership have had a maturity date of December 31, 1998. On January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would now be required to pay default interest on each of the three term loan notes (at prime plus 3%) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million has been recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of January 3, 2001 on the LIBOR Note (approximately $10.8 million) is due and payable immediately. It is currently anticipated that JMB will advance the necessary funds to make such payment through a new demand note bearing interest at prime plus 1% with interest compounding quarterly.

     Prior to November 1996, the Partnership was partner with certain affiliates of Olympia & York Developments, Ltd. ("O&Y") in 245 Park, which owned the 245 Park Avenue office building in New York, New York. As a result of a 1996 bankruptcy reorganization of 245 Park, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes convertible to equity) in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement, has full authority to manage its affairs. BFP, LP's principal assets are majority and controlling interests in the seven office buildings located in New York, New York and Boston, Massachusetts.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed on April 2, 2001. Net proceeds were applied to the mortgage or other indebtedness of BFP, LP.

     BFP, LP is currently developing a 31-story office building at 300 Madison Avenue in New York, New York. The property is currently scheduled to be completed in 2003.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest (aggregating $83,315,899 at December 31, 2000) to JMB. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     Pursuant to the terms of the JMB Transaction Agreement dated
November 21, 1996, the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired), and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

     The Partnership's liquidity and ability to continue as a going concern are dependent upon the receipt of one-third of the property management fees earned at the 245 Park Avenue property, which, pursuant to the terms of the JMB Transaction Agreement continues through December 2001, and additional advances from JMB under the demand loans.

RESULTS OF OPERATIONS

     The increase in cash at December 31, 2000 as compared to December 31, 1999 is primarily due to a fourth quarter 1999 interest payment of $850,000 on the demand note payable to JMB.

     The increase in other receivables at December 31, 2000 as compared to December 31, 1999 is primarily due to the timing of receipt of certain property management fees from 245 Park Avenue.

     The increase in interest payable to an affiliate as of December 31, 2000 as compared to December 31, 1999 is due to the interest accruals on the term loans and the demand note payable to JMB (including default interest on the term loans for the two years ended December 31, 2000).

     Interest and other income for the years ended December 31, 2000, 1999 and 1998 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described above.

     The increase in interest expense for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to default interest being recorded on the term loans for the two years ended
December 31, 2000.

     The increase in professional services for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to legal fees related to the term loan notes payable to JMB which matured on December 31, 1998.


INFLATION

     Due to the low levels of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture


                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 2000 and 1999
Consolidated Statements of Operations, years ended
  December 31, 2000, 1999 and 1998
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows, years ended
  December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

Schedules not filed:

     All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.




                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheet, December 31, 2000
Consolidated Statement of Operations, for the year ended
  December 31, 2000
Consolidated Statement of Partners' Capital Accounts, for the year ended
  December 31, 2000
Consolidated Statement of Cash Flows, for the year ended
  December 31, 2000
Notes to Consolidated Financial Statements

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As described in the notes to the financial statements, the Partnership is dependent upon the receipt of certain property management fees and additional advances from JMB under the demand loans. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                          KPMG LLP

Chicago, Illinois
April 4, 2001

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2000 AND 1999

                                                   ASSETS
                                                   ------


                                                                            2000              1999
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   470,475          135,664
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .         96,797           71,426
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $   567,272          207,090
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2000              1999
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     35,506           38,290
  Interest payable to an affiliate. . . . . . . . . . . . . . . . . .     27,703,677       15,982,169
  Demand note payable to affiliate. . . . . . . . . . . . . . . . . .     12,375,591       55,612,222
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .     40,114,774       71,632,681
                                                                        ------------      -----------
Notes payable to an affiliate - long-term . . . . . . . . . . . . . .     43,236,631            --
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     83,351,405       71,632,681

Investment in unconsolidated venture, at equity . . . . . . . . . . .     38,003,539       45,075,682

Venture partner's equity in venture . . . . . . . . . . . . . . . . .        287,750          217,030

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (12,273,568)     (12,012,141)
                                                                        ------------      -----------
                                                                         (12,752,568)     (12,491,141)
                                                                        ------------      -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (213,860,248)    (209,764,556)
                                                                        ------------      -----------
                                                                        (108,322,854)    (104,227,162)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .   (121,075,422)    (116,718,303)
                                                                        ------------      -----------
                                                                        $    567,272          207,090
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                           2000             1999            1998
                                                       ------------     ------------    ------------
Income:
  Interest and other income . . . . . . . . . . . .    $    529,584          515,284         496,426
                                                       ------------     ------------    ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . .      11,721,508        3,435,161       3,450,792
  Professional services . . . . . . . . . . . . . .          95,974          109,709          62,800
  General and administrative. . . . . . . . . . . .          70,644           79,766          79,318
                                                       ------------     ------------    ------------
                                                         11,888,126        3,624,636       3,592,910
                                                       ------------     ------------    ------------
                                                        (11,358,542)      (3,109,352)     (3,096,484)
Partnership's share of income (loss)
  from operations of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . . .       7,072,143        9,374,143       6,063,143
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . . .         (70,720)         (93,737)        (60,630)
                                                       ------------     ------------    ------------
    Net earnings (loss) . . . . . . . . . . . . . .    $ (4,357,119)       6,171,054       2,906,029
                                                       ============     ============    ============
    Net earnings (loss) per limited
     partnership interest:
          Net earnings (loss) . . . . . . . . . . .    $     (4,116)           5,818           2,734
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 GENERAL PARTNERS                                      LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                        NET                                      NET OF       NET
            CONTRI-   EARNINGS       CASH                       OFFERING    EARNINGS      CASH
            BUTIONS    (LOSS)    DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
            -------  ----------- -------------  -----------   ----------- ----------- ------------- ------------

Balance
 (deficits)
 December 31,
 1997 . . . .$1,000  (12,556,766)    (480,000) (13,035,766)   113,057,394(218,297,014)  (7,520,000) (112,759,620)

Net earnings
 (loss) . . .  --        174,362        --         174,362         --       2,731,667        --        2,731,667
            ------   -----------    ---------  -----------    ----------------------- ------------  ------------
Balance
 (deficits)
 December 31,
 1998 . . . .1,000   (12,382,404)    (480,000) (12,861,404)  113,057,394 (215,565,347)  (7,520,000) (110,027,953)

Net earnings
 (loss) . . . --         370,263        --         370,263         --       5,800,791        --        5,800,791
            ------   -----------    ---------  -----------   ----------- ------------ ------------  ------------
Balance
 (deficits)
 December 31,
 1999 . . . .1,000   (12,012,141)    (480,000) (12,491,141)  113,057,394 (209,764,556)  (7,520,000) (104,227,162)

Net earnings
 (loss) . . .  --       (261,427)       --        (261,427)        --      (4,095,692)       --       (4,095,692)
            ------   -----------    ---------  -----------   ----------- ------------ ------------  ------------
Balance
 (deficits)
 December 31,
 2000 . . . .$1,000  (12,273,568)    (480,000) (12,752,568)  113,057,394 (213,860,248)  (7,520,000) (108,322,854)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            2000            1999             1998
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $(4,357,119)       6,171,054       2,906,029
  Items not requiring cash or cash equivalents:
     Partnership's share of (earnings) loss from
       operations of unconsolidated venture . . . .      (7,072,143)      (9,374,143)     (6,063,143)
     Venture partner's share of venture
       operations . . . . . . . . . . . . . . . . .          70,720           93,737          60,630
  Changes in:
     Other receivables. . . . . . . . . . . . . . .         (25,371)         (32,154)         15,578
     Accounts payable . . . . . . . . . . . . . . .          (2,784)          (3,056)          7,075
     Interest payable to an affiliate . . . . . . .      11,721,508        2,585,160       3,450,792
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         334,811         (559,402)        376,961
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash . . . . .         334,811         (559,402)        376,961
          Cash, beginning of year . . . . . . . . .         135,664          695,066         318,105
                                                        -----------      -----------     -----------
          Cash, end of year . . . . . . . . . . . .     $   470,475          135,664         695,066
                                                        ===========      ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest . . .     $     --             850,000          --
                                                        ===========      ===========     ===========

    Non-cash investing and financing activities . .     $     --              --               --
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

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000, 1999 AND 1998



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     As a result of the 1996 restructuring, JMB/245 Park Avenue Associates, Ltd. (the "Partnership") owns (through a limited liability company of which the Partnership is a 99% member, described below) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"), a joint venture that holds an equity investment in commercial office buildings located in New York, New York and Boston, Massachusetts.
Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, JMB/245 Park Avenue Holding Company, LLC, ("JMB/245 LLC"), which was formed November 21, 1996 ("Effective Date"). Prior to the Effective Date, the Partnership held an approximate 48.25% interest in 245 Park Avenue Company ("245 Park" or the "Joint Venture"), which owned the 245 Park Avenue office building in New York, New York (see "Investment in Unconsolidated Venture" below). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's approximate 5% interest in BFP, LP subsequent to the Effective Date. Accordingly, the financial statements do not include the accounts of BFP, LP.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of JMB/245 LLC as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2000 and 1999 is summarized as follows:



                                                   2000                              1999
                                     ------------------------------   ------------------------------
                                                         TAX BASIS                        TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS     (UNAUDITED)
                                      ------------      -----------     -------------   ------------
Total assets. . . . . . . . . . . .   $    567,272     (112,940,629)         207,090    (117,231,782)
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .    (12,752,568)     (27,428,893)     (12,491,141)    (27,686,529)
  Limited partners. . . . . . . . .   (108,322,854)    (141,858,999)    (104,227,162)   (145,895,299)
 Net earnings (losses):
  General partners. . . . . . . . .       (261,427)         257,636          370,263         215,992
  Limited partners. . . . . . . . .     (4,095,692)       4,036,300        5,800,791       3,383,862
 Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         (4,116)           4,057            5,818           3,394
                                      ============      ===========    =============    ============


     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. The above-noted deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes to the General Partners and Limited Partners.

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

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and accrued interest (aggregating $83,315,899 at December 31, 2000) to JMB Realty Corporation ("JMB"), which are secured by the Partnership's interest in BFP, LP. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

     However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership and its lender had reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. These term loans (described below) were secured by the Partnership's interest in its real estate investment, and $25,000,000 (current principal outstanding balance of $16,042,000 at December 31, 2000 and 1999) of the term loans required interest only payments. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) one-half of the principal amount of the term loans required interest to be paid currently at a rate related to either the London Interbank Offer Rate (LIBOR) or the prime rate while interest on the balance of the term loans accrued at an annual rate of 2%; (iii) the term loan bearing interest at a rate related to either LIBOR (the "LIBOR Note") or the prime rate was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 was converted to a note payable which was due December 1998 with interest accruing at an annual rate of 2%. Payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrued on these advances (and accrued and deferred interest thereon) at the annual rate of prime plus 1% (10.50% at December 31, 2000 and 9.50% at December 31, 1999). As of December 31, 2000, JMB had advanced approximately $12,376,000, evidenced by a demand note, which included the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in BFP, LP. In the fourth quarter of 1999, the Partnership made an interest payment to JMB of $850,000 on this demand note.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which was terminated. JMB continued to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to the scheduled maturity of the LIBOR Note. Interest on the LIBOR Note was payable monthly at a floating rate which, at the option of the Partnership, was related to either LIBOR or the prime rate of Bank of America. Through December 31, 2000, no payments of interest on the LIBOR Note had been made subsequent to July 31, 1995, and unpaid interest at the applicable interest rate (including the default interest rate for the period from December 31, 1998, as discussed below) has accrued and compounded monthly. The scheduled maturity of the term loans was December 31, 1998, but the maturity date has been extended to January 2, 2006, as discussed below. However, JMB did not pursue any remedies under these notes as a result of the non-payment of monthly interest under the LIBOR Note or the maturity of the term loan notes.

     JMB's term loans to the Partnership have had a maturity date of December 31, 1998. On January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would now be required to pay default interest on each of the three term loan notes (at prime plus 3%) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million has been recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of January 3, 2001 on the LIBOR Note (approximately $10.8 million) is due and payable immediately. It is currently anticipated that JMB will advance the necessary funds to make such payment through a new demand note bearing interest at prime plus 1% with interest compounding quarterly.

     Each of the notes to JMB is cross-defaulted, secured by the Partnership's interest in BFP, LP and subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP. It currently appears unlikely, however, that any significant operating distributions will be received by the Partnership from BFP, LP due to the level of indebtedness remaining on the properties owned by BFP, LP. Accordingly, the Partnership's primary sources of capital to pay for continuing operations are receipt of one-third of the property management fees earned at the 245 Park Avenue property and additional advances from JMB under demand loans.

NOTES PAYABLE TO AN AFFILIATE

     Notes payable to an affiliate consist of the following at December 31, 2000 and 1999:
                                            2000            1999
                                        -----------     -----------
Note payable (term loan) bearing
 interest at a variable rate related
 to prime plus 3% (12.5% per annum at
 December 31, 2000); secured by the
 Partnership's interest in BFP, LP;
 interest payable monthly with unpaid
 interest accruing and compounding
 monthly; scheduled maturity was
 December 31, 1998; extended,
 effective January 3, 2001, to
 January 2, 2006. . . . . . . . . . .   $16,042,000      16,042,000

Note payable (term loan) bearing
 interest at a variable rate related
 to prime plus 3% (12.5% at Decem-
 ber 31, 2000) secured by the
 Partnership's interest in BFP, LP;
 no payments until December 1998
 when the entire principal amount
 and accrued compounded interest
 were scheduled to be due (as
 discussed above); extended,
 effective January 3, 2001, to
 January 2, 2006. . . . . . . . . . .   25,000,000       25,000,000

                                            2000            1999
                                        -----------     -----------
Note payable (term loan) bearing
 interest at a variable rate related
 to prime plus 3% (12.5% at Decem-
 ber 31, 2000); secured by the
 Partnership's interest in BFP, LP;
 no payments until December 1998 when
 the entire principal amount and
 accrued compounded interest were
 scheduled to be due (as discussed
 above); extended, effective
 January 3, 2001, to January 2, 2006.    2,194,631        2,194,631

Demand note payable bearing
 interest at prime plus 1%
 (10.50% per annum at December 31,
 2000); advanced by JMB; maximum
 principal sum of a specified
 amount secured by the Partner-
 ship's interest in BFP, LP . . . . .   12,375,591       12,375,591
                                       -----------      -----------
                                       $55,612,222       55,612,222
                                       ===========      ===========

     In addition, unpaid interest payable was $27,703,677, $15,982,169 and $13,397,009 as of December 31, 2000, 1999 and 1998, respectively.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2000, 1999 and 1998 are as follows:
                                                          UNPAID AT
                                                         DECEMBER 31,
                             2000       1999      1998      2000
                           -------     ------    ------  ------------
Insurance commissions . .  $   563        792       792       --
Reimbursement (at cost)
 for legal services . . .    4,676      2,063     2,796        672
Reimbursement (at cost)
 for accounting services.     --          680     2,056       --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .    3,768      --        --           535
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . .     --        --           14       --
                           -------     ------    ------     ------
                           $ 9,007      3,535     5,658      1,207
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


SUMMARY FINANCIAL INFORMATION OF UNCONSOLIDATED VENTURE

     Summary financial information for BFP, LP as of and for the years ended December 31, 2000 and 1999:

                                           2000           1999
                                       -----------     -----------
                                          (000's)        (000's)
Assets:
  Commercial properties . . . . . .    $ 3,299,778       3,129,906
  Other assets. . . . . . . . . . .        239,338         186,255
                                       -----------     -----------
     Total assets . . . . . . . . .    $ 3,539,116       3,316,161
                                       ===========     ===========
Liabilities and Partners Capital:
  Accounts payable and
    other liabilities . . . . . . .    $   254,151         252,788
  Long and short term debt. . . . .      2,375,189       2,240,405
  Venture Partners' equity. . . . .        860,204         778,013
                                       -----------     -----------
     Total liabilities. . . . . . .    $ 3,489,544       3,271,206
                                       ===========     ===========
     Partnership's capital. . . . .    $    49,572          44,955
                                       ===========     ===========

                                           2000           1999
                                       -----------     -----------
                                          (000's)        (000's)
Represented by:
  Invested capital. . . . . . . . .    $    31,725          31,725
  Cumulative distributions
    and other . . . . . . . . . . .           (605)           (605)
  Cumulative net earnings . . . . .         18,452          13,835
                                       -----------     -----------
                                       $    49,572          44,955
                                       ===========     ===========

Total income. . . . . . . . . . . .    $   514,729         544,393
Expenses. . . . . . . . . . . . . .        427,921         419,190
                                       -----------     -----------
Net income (loss) . . . . . . . . .    $    86,808         125,203
                                       ===========     ===========
Partnership's share:
  Equity in earnings of BFP, LP . .    $     4,617           6,919
                                       -----------     -----------
                                       $     4,167           6,919
                                       ===========     ===========

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the years ended
December 31, 2000, 1999 and 1998 was $2,455,143, $2,455,143 and $2,455,143,
respectively. Such amounts may be written off sooner in the event of the sale or disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

     The total income, expenses and net income (loss) for the year ended December 31, 1998 were $451,441,000, $386,481,000, and $64,960,000, respectively.



SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2000
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $  144,288    112,628    138,564     134,104
                         ========== ========== ==========  ==========
Net earnings (loss) . .  $  963,136  1,119,337    970,575  (7,410,167)
                         ========== ========== ==========  ==========
Net earnings (loss) per
 Interest . . . . . . .  $      908      1,055        915      (6,994)
                         ========== ========== ==========  ==========


                                            1999
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $  116,402    125,850    137,475     135,557
                         ========== ========== ==========  ==========
Net earnings (loss) . .  $  804,480  1,077,541    940,512   3,348,521
                         ========== ========== ==========  ==========
Net earnings (loss) per
 Interest . . . . . . .  $      757      1,014        885       3,162
                         ========== ========== ==========  ==========

                     INDEPENDENT AUDITORS' REPORT


To the Partners of
Brookfield Financial Properties, L.P.
New York, New York


     We have audited the accompanying consolidated balance sheet of Brookfield Financial Properties, L.P. (the Company) as of December 31, 2000, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Financial Properties, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.











Deloitte & Touche LLP
March 8, 2001

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                      CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2000
                                (000's)



                                ASSETS

                                                  NOTE        2000
                                                  ----     ----------

Commercial properties . . . . . . . . . . .        2,3     $3,299,778

Cash and cash equivalents (including
  restricted cash of $138,682)  . . . . . .          2        152,411
Accounts receivable . . . . . . . . . . . .                    54,867
Other assets. . . . . . . . . . . . . . . .          6         32,060
                                                           ----------
Total Assets. . . . . . . . . . . . . . . .                $3,539,116
                                                           ==========



                   LIABILITIES AND PARTNERS' CAPITAL


Long term debt. . . . . . . . . . . . . . .          4     $2,375,189
Accounts payable and other liabilities. . .        6,7        254,151
                                                           ----------
                                                            2,629,340
                                                           ----------

Partners' capital . . . . . . . . . . . . .        1,4        909,776
                                                           ----------
Total Liabilities and Partners' Capital . .                $3,539,116
                                                           ==========




























              The accompanying notes are an integral part of these consolidated financial statements.

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                (000's)



                                                  NOTE        2000
                                                  ----     ----------

REVENUES:
  Rental income . . . . . . . . . . . . . .        2,5     $  495,874
  Equity earnings from joint venture. . . .          3          8,870
  Interest and other income . . . . . . . .          6          9,985
                                                           ----------
                                                              514,729
                                                           ----------

EXPENSES:
  Property operations . . . . . . . . . . .                   172,767
  Interest. . . . . . . . . . . . . . . . .       4,5,6       176,173
  Administrative and development. . . . . .                    11,269
  Depreciation and amortization . . . . . .          2         67,712
                                                           ----------
                                                              427,921
                                                           ----------

NET INCOME. . . . . . . . . . . . . . . . .                $   86,808
                                                           ==========




































              The accompanying notes are an integral part of these consolidated financial statements.

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                (000's)



                                   Balance                    Balance
                                  12/31/1999   Net Income    12/31/2000
                                  ---------- ------------    ----------

     GENERAL PARTNERS

Brookfield Financial
  Properties, Inc.. . . . . . .    $  8,278          873         9,151

JMB 245 Park Avenue Holding
  Company, LLC. . . . . . . . .      44,955        4,617        49,572



     LIMITED PARTNERS

Brookfield Properties
 Corporation:

  Brookfield Properties
    Holdings Inc. . . . . . . .     335,601       35,620       371,221

  Olympia & York Tower B
    Company . . . . . . . . . .      65,311        6,869        72,180

  Battery Park Partners
    (Note 1). . . . . . . . . .     317,319       33,762       351,081

Emerald LP Holdings, Inc.
  (Note 1). . . . . . . . . . .      43,187        4,410        47,597

Other . . . . . . . . . . . . .       8,317          657         8,974
                                  ---------    ---------     ---------

                                  $ 822,968       86,808       909,776
                                  =========    =========     =========






















              The accompanying notes are an integral part of these consolidated financial statements.

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                (000's)



                                                              2000
                                                           ----------

OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . .    $   86,808
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . .        67,712
    Equity earnings from joint venture. . . . . . . . .        (8,870)
    Accrued interest income . . . . . . . . . . . . . .          (108)
    Accrued interest expense. . . . . . . . . . . . . .        17,878
    Increase in straight-line rent receivable . . . . .       (14,585)
    Changes in other operating assets and liabilities:
      Increase in restricted cash . . . . . . . . . . .       (44,568)
      Increase in accounts receivable . . . . . . . . .       (13,760)
      Increase in other assets. . . . . . . . . . . . .        (1,078)
      Decrease in accounts payable and other liabilities       (4,196)
                                                            ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES . . .        85,233
                                                            ---------

INVESTING ACTIVITIES:
  Additions to commercial properties. . . . . . . . . .      (195,412)
  Distributions from joint ventures . . . . . . . . . .         1,374
  Other assets. . . . . . . . . . . . . . . . . . . . .        (2,574)
                                                            ---------
        NET CASH USED IN INVESTING ACTIVITIES . . . . .      (196,612)
                                                            ---------

FINANCING ACTIVITIES:
  Additions to short term debt. . . . . . . . . . . . .       109,122
  Additions to long term debt . . . . . . . . . . . . .       200,000
  Repayments of short term debt . . . . . . . . . . . .      (118,538)
  Repayments of long term debt. . . . . . . . . . . . .       (60,689)
  Retainage on sale of investment . . . . . . . . . . .        29,000
  Decrease in accounts payable and other payables . . .       (50,791)
                                                            ---------
        NET CASH USED IN FINANCING ACTIVITIES . . . . .       108,104
                                                            ---------

Decrease in cash and cash equivalents . . . . . . . . .        (3,275)
Cash and cash equivalents - beginning of year . . . . .        17,004
                                                            ---------

Cash and cash equivalents - end of year . . . . . . . .     $  13,729
                                                            =========












              The accompanying notes are an integral part of these consolidated financial statements.

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                (000's)


1.   ORGANIZATION

     Brookfield Financial Properties, L.P. (the "Company") is a Delaware limited partnership organized by and among Brookfield Financial Properties, Inc., a subsidiary of Brookfield Properties Holdings, Inc., a Delaware corporation, as a general partner, JMB 245 Park Avenue Holding Company, LLC, as a general partner, and Brookfield Properties Holdings, Inc., Olympia & York Tower B Company, Battery Park Partners (which are subsidiaries of Brookfield Properties Corporation and are collectively referred to as BPHI), Emerald LP Holdings, Inc. (a subsidiary of Citigroup) and various other partners as limited partners.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a.   Principals of consolidation and accounting presentation

     (i) The consolidated financial statements include the accounts of the Company and all of its subsidiaries, as well as joint venture and partnerships which the Company controls, after elimination of intercompany accounts and transactions.

     (ii) The Company accounts for its investments in joint ventures and partnerships in which it does not have a controlling interest on the equity method.

     b.   Commercial Properties

     Included in commercial properties is real estate under development which is carried at cost. Interest, property taxes, insurance and direct project costs such as construction, administration and legal are capitalized as property costs. Capitalized carrying costs, consisting primarily of interest and real estate taxes, aggregated $4.3 million for the year ended December 31, 2000.

     c.   Depreciation and amortization

     Depreciation of office buildings and improvements is provided on the straight-line method over the estimated lives of the buildings which management has estimated to be 38-50 years. Amortization of tenant improvements and other leasing costs is provided on the straight-line method over the terms of the related leases.

     d.   Income taxes

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

     e.   Cash and Cash Equivalents

     For financial reporting purposes, the Company considers all highly liquid investments that have original maturities of three months or less, to be cash equivalents.

     Restricted cash principally represents amounts which are restricted pursuant to the terms of certain loan agreements.

     f.   Financial instruments

     Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosures of fair values of financial instruments for which it is practicable to estimate that value. Based on available market information, the Company estimates that the fair value of its financial assets and liabilities approximates their carrying value.

     g.   Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     h.   Rental income

     Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancellable term of the respective leases, and are recorded as adjustments to rental income.

     i.   Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.


3.   COMMERCIAL PROPERTIES

     Description

     The Company, through its subsidiaries and joint venture, is primarily involved in the operation and development of commercial real estate located in New York City and Boston and whose tenants are principally large financial and professional service institutions. The properties owned by the Company, in whole or in part, are as follows:

     NEW YORK CITY                           BOSTON
     -------------                           ------
     World Financial Center - Tower A        53 State Street
     World Financial Center - Tower B        75 State Street
     World Financial Center - Tower D
     245 Park Avenue
     One Liberty Plaza

These properties aggregate approximately 12 million square feet and are wholly owned, except for Tower A in which CIBC, a major tenant, holds a 26% partnership interest and Tower D, in which an affiliate of Merrill Lynch & Co., hold a 49% partnership interest. The company is also currently developing a 31 story office building to be completed in 2003 known as 300 Madison Avenue.

On December 31, 1999, the Company executed an option agreement (the "Agreement") with a subsidiary of Deutsche Bank (Deutsche) whereby Deutsche agreed to an option to purchase a 49% limited partnership interest in the entities which own 53 State Street and 75 State Street. Pursuant to the Agreement, Deutsche has made deposits totaling $34 million. This transaction is scheduled to close on March 31, 2001. The Company had pledged $168 million of expected proceeds from Deutsche to a lender in satisfaction of certain short term debt the Company had outstanding. The pledge was extinguished subsequent to December 31, 2000 (see Footnote 7b).

Included in Commercial Properties at December 31, 2000 are consolidated operating commercial properties of $2,930.9 million, real estate under development of $169.5, a joint venture investment of $80.9 million, and straight-line rent receivables of $118.5 million.

CONSOLIDATED COMMERCIAL PROPERTIES:

     The Company's consolidated operating commercial properties at December 31, 2000 are as follows:

                 Land . . . . . . . . . . . .   $  406,561
                 Buildings and improvements .    2,757,238
                                                ----------
                                                 3,163,799
                 Accumulated depreciation
                  and amortization. . . . . .     (232,926)
                                                ----------
                 Total. . . . . . . . . . . .   $2,930,873
                                                ==========

JOINT VENTURE - COMMERCIAL PROPERTY:

     The condensed balance sheet and condensed statement of operations of Tower D, in which the Company has a joint venture investment, at and for the year ended December 31, 2000 is as follows:

   BALANCE SHEET

     ASSETS
       Commercial property. . . . . . . . . .     $617,273
       Other assets . . . . . . . . . . . . .       80,334
                                                  --------
       Total assets . . . . . . . . . . . . .     $697,607
                                                  ========

     LIABILITIES
       Long term debt . . . . . . . . . . . .     $434,346
       Accounts payable and other . . . . . .        4,638
                                                  --------
       Total liabilities. . . . . . . . . . .      438,984
                                                  --------
     PARTNERS' CAPITAL
       Brookfield Financial Properties, L.P..       80,938
       Co-venturer. . . . . . . . . . . . . .      177,685
                                                  --------
                                                   258,623
                                                  --------
       Total liabilities and
         partners' capital. . . . . . . . . .     $697,607
                                                  ========

   STATEMENT OF OPERATIONS

     Revenues . . . . . . . . . . . . . . . .     $ 81,732
     Operating expenses . . . . . . . . . . .      (51,034)
     Depreciation and amortization. . . . . .      (13,481)
                                                  --------
       Net income . . . . . . . . . . . . . .     $ 17,217
                                                  ========

4.   LONG TERM DEBT

     Long term debt secured by mortgages and other security interests which are collateralized by commercial properties of $2,320.5 million at December 31, 2000 carries a weighted average interest rate of 7.3%. Cash paid for interest on long term debt obligations for the year ended
December 31, 2000 aggregated $158 million.

     In addition, included in long term debt is subordinated long-term debt of $54.7 million which represents the net carrying value of a zero coupon note (the Note) payable by WFP Tower B Co., L.P. (the Partnership), a subsidiary of the Company, and which matures in 2014 (Maturity). The Note carries a face amount of $150 million (the Face Principal Amount). On maturity, the Partnership will pay the Face Principal Amount and, if any, the Maturity Contingent Principal Amount (together, the Maturity Stated Principal Amount). The Maturity Contingent Principal Amount is the lesser of (a) 25% of amount by which Tower B fair market value exceeds $600 million and (b) $517,298,409. In lieu of paying in cash the Maturity Stated Principal Amount, the Partnership may elect to deliver a 25% interest in the building, provided the fair market value of the building taking into account the then outstanding principal indebtedness secured by the leasehold interest in the building, is at least $600 million. However, if the lender elects to receive cash instead, the Partnership only has to repay the Face Principal Amount. The carrying amount represents the current value of the Note based upon the estimated residual value of the building discounted at 9.5%.

     The scheduled repayments of long term debt at December 31, 2000 are as follows:

       Years ending December 31, 2001 . . . .    $   59,247
                               2002 . . . . .        77,889
                               2003 . . . . .       722,850
                               2004 . . . . .        72,914
                               2005 . . . . .        67,374
                               Thereafter . .     1,374,915
                                                 ----------
                                                 $2,375,189
                                                 ==========


5.   RENTALS UNDER OPERATING LEASES

     Rental revenues are derived from the leasing of space in the buildings to commercial and retail tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense escalations to be paid in monthly installments. Rental income includes additional rentals for operating expense reimbursements and escalations amounting to $64.4 million for the year ended December 31, 2000.

     The following is a schedule of minimum future rental payments under noncancellable operating leases during the next five years and thereafter.


       Years ending December 31, 2001 . . . .    $  409,190
                               2002 . . . . .       409,698
                               2003 . . . . .       414,844
                               2004 . . . . .       419,845
                               2005 . . . . .       392,610
                               Thereafter . .     2,725,198
                                                 ----------
                               Total future
                                 minimum
                                 rental
                                 payments . .    $4,771,385
                                                 ==========

6.   RELATED PARTY TRANSACTIONS

     a. Included in other assets is a note receivable from BPHI in the amount of $1.5 million. This note bears interest at 9% and is due in 2001.

     b. During the year the Company was indebted to affiliates of BPHI for certain short-term advances which were repaid prior to year end. Such advances bore interest at 8.0%, which totaled $1.6 million for the year ended December 31, 2000.


7.   COMMITMENTS AND CONTINGENCIES

     a. The Company is obligated under various ground leases expiring between 2069 and 2077. The following is a schedule of the future minimum rental payments under these leases.

             Years ending December 31, 2001 . . . .    $  13,868
                                       2002 . . . .       13,886
                                       2003 . . . .       13,903
                                       2004 . . . .       13,922
                                       2005 . . . .       13,939
                                       Thereafter .      676,597
                                                        --------
                                                        $746,115
                                                        ========

     b. Included in other liabilities is a $124 million loan which bears interest at 8%. This amount represents a liability for which the proceeds from the sale of the partnership interests in 53 State Street and 75 State Street as discussed in Note 3 have been pledged. During 2000 deposits received from Deutsche Bank totaling $34 million were applied against this amount. (and subsequent to December 31, 2000, this amount was repaid in full.) Interest accrued on this liability aggregated $10.8 million for the year ended December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1999 and 2000.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation. Substantially all of the outstanding shares of stock of JMB Investment Holdings - I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the BFP, LP venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest with respect to matters relating to the term loan notes and the demand notes payable to JMB. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan and demand notes.

     The names, current positions and length of service therein of the director and the executive officers of the Corporate General Partner of the Partnership are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------
Judd D. Malkin            Chairman                      03/26/84
Neil G. Bluhm             Vice President                03/26/84
Gary Nickele              Vice President                12/18/90
Patrick J. Meara          President and Director        12/22/00
H. Rigel Barber           Vice President                03/26/84
Gailen J. Hull            Vice President                03/26/84

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 14, 2001. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 14, 2001. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIII, Carlyle-XIV and Carlyle-XV.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB. Certain of such officers are also partners, directly or indirectly, of the associate general partners in the Partnership, Carlyle-XIII, Carlyle-XIV and Carlyle-XV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 63) is Chairman, a director and Chief Financial Officer of JMB and an officer and/or director of various JMB affiliates.
He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is President and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. Mr. Bluhm is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 38) has been Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation and their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 52) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) is Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Act of 1934, as amended, and the rules and regulations thereunder require directors and officers of the Corporate General Partner to file initial statements of their beneficial ownership of Interests and statements of changes in their beneficial ownership of Interests on Form 3, Form 4 and Form 5 with the Securities and Exchange Commission ("SEC"). Such persons are also required by SEC rules to furnish the Partnership a copy of such statements filed with the SEC. The Partnership believes that for 2000, Patrick J. Meara failed to file reports on Form 3 and Form 5 for his initial statement of beneficial ownership of Interests.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described in the Notes. No such cash distributions were paid to the General Partners in 2000, 1999 or 1998. The General Partners were allocated aggregate profits for tax purposes of $257,636 from the Partnership in 2000. Such allocation of profits reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

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

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 2000 aggregating $563 in connection with the provision of professional liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. No such expenses were reimbursed to the General Partners during 2000.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 2000, an affiliate of the General Partners was entitled to reimbursements for such expenses in the amount of $8,444 of which $1,207 was payable at December 31, 2000.

     As of December 31, 2000, JMB has advanced $12,375,591, evidenced by a demand note, which relates primarily to principal and interest payments made on the LIBOR Note (one of the term loan notes discussed below) in connection with the closing of the term loan note modifications in 1993 as well as funding of Partnership operating expenses. The demand note payable to JMB allows a maximum principal sum of a specified amount and bears interest at the prime rate plus 1% per annum, which accrues and was being deferred. During the fourth quarter of 1999, the Partnership made an interest payment to JMB of $850,000. The demand note is secured by the Partnership's interest in BFP, LP. The amount of interest accrued and deferred on the demand note for 2000 and in the aggregate through December 31, 2000 is $1,287,405 and $6,757,337, respectively. In July 1995, JMB purchased from the lenders the term loans to the Partnership and their security interest in the related collateral, which included the Partnership's interest in real estate and the JMB guarantee, which was terminated. JMB continued to hold these notes generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required on any of these notes prior to maturity. Interest on the LIBOR Note is payable monthly at a floating rate which, at the option of the Partnership, is related to either LIBOR or the prime rate of Bank of America. Through December 31, 2000, no payments of interest on the LIBOR Note had been made subsequent to July 31, 1995, and unpaid interest at the applicable rate (including the default interest rate for the period from December 31, 1998, the maturity date prior to extension) has accrued and compounded monthly. The amount of interest accrued and deferred or unpaid on these notes for the year ended December 31, 2000 and in the aggregate through December 31, 2000, is $10,434,103 and $20,946,340, respectively. The term loan notes had a scheduled maturity of December 31, 1998. The term loans were extended effective January 3, 2001 to January 2, 2006. Reference is made to "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for a further discussion of the demand and term loan notes.

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

     No annual report or proxy material for the fiscal year 2000 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   April 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Principal Executive Officer
                Date:   April 12, 2001


                        JUDD D. MALKIN
                By:     Judd D. Malkin
                        Principal Financial Officer
                Date:   April 12, 2001


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                Date:   April 12, 2001

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