Form 10-Q
period 2001-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2001-05-15
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2001                                     Commission file #0-13545



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

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                               MARCH 31,        DECEMBER 31,
                                                 2001              2000
                                             ------------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .     $    228,825           470,475
  Other receivables. . . . . . . . . . .           55,831            96,797
                                             ------------      ------------
          Total assets . . . . . . . . .     $    284,656           567,272
                                             ============      ============

             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            ------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .     $    117,581            35,506
  Interest payable to affiliate. . . . .       18,072,627        27,703,677
  Demand note payable to affiliate . . .       12,375,591        12,375,591
                                             ------------      ------------
          Total current liabilities. . .       30,565,799        40,114,774

Notes payable to an affiliate -
  long-term including accrued interest .       53,488,419        43,236,631
                                             ------------      ------------

Commitments and contingencies

          Total liabilities. . . . . . .       84,054,218        83,351,405

Investment in unconsolidated
  venture, at equity . . . . . . . . . .       34,378,753        38,003,539
Venture partner's equity in venture. . .          323,998           287,750

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000             1,000
    Cumulative cash distributions. . . .         (480,000)         (480,000)
    Cumulative net earnings (losses) . .      (12,117,381)      (12,273,568)
                                             ------------      ------------
                                              (12,596,381)      (12,752,568)
                                             ------------      ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      113,057,394       113,057,394
    Cumulative cash distributions. . . .       (7,520,000)       (7,520,000)
    Cumulative net earnings (losses) . .     (211,413,326)     (213,860,248)
                                             ------------      ------------
                                             (105,875,932)     (108,322,854)
                                             ------------      ------------
          Total partners' capital
            accounts (deficits). . . . .     (118,472,313)     (121,075,422)
                                             ------------      ------------
                                             $    284,656           567,272
                                             ============      ============

         See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)




                                                 2001             2000
                                             -----------      -----------

Income:
  Interest and other income. . . . . . .     $   145,425          144,288
                                             -----------      -----------

Expenses:
  Interest . . . . . . . . . . . . . . .       1,020,738          946,732
  Professional services. . . . . . . . .          83,878           49,334
  General and administrative . . . . . .          26,238           22,314
                                              ----------       ----------

                                               1,130,854        1,018,380
                                              ----------       ----------

                                                (985,429)        (874,092)

Partnership's share of earnings
  (loss) from operations of
  unconsolidated venture . . . . . . . .       3,624,786        1,855,786
Venture partner's share of
  venture operations . . . . . . . . . .         (36,248)         (18,558)
                                              ----------       ----------

          Net earnings (loss). . . . . .      $2,603,109          963,136
                                              ==========       ==========


          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . .      $    2,459              908
                                              ==========       ==========























         See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)



                                                 2001             2000
                                             -----------      -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $ 2,603,109          963,136
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture. . . . . . . . . . . . . .      (3,624,786)      (1,855,786)
    Venture partner's share of
      venture operations . . . . . . . .          36,248           18,558
  Changes in:
    Other receivables. . . . . . . . . .          40,966            3,414
    Accounts payable . . . . . . . . . .          82,075           41,086
    Accrued interest . . . . . . . . . .         620,738          946,732
                                             -----------      -----------

          Net cash provided by
            (used in) operating
            activities . . . . . . . . .        (241,650)         117,140
                                             -----------      -----------

          Net increase (decrease)
            in cash. . . . . . . . . . .        (241,650)         117,140

          Cash, beginning of year. . . .         470,475          135,664
                                             -----------      -----------

          Cash, end of period. . . . . .     $   228,825          252,804
                                             ===========      ===========


Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . .     $   400,000            --
                                             ===========      ===========




















         See accompanying notes to consolidated financial statements.

                     JMB/245 PARK AVENUE ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report on Form 10-K (File No. 0-13545) dated April 12, 2001, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as the Partnership's 2000 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the three months ended March 31, 2001 and 2000, the Partnership has earned $142,095 and $141,840, respectively, of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed on April 2, 2001. Net proceeds of approximately $173 million were applied to the mortgage or other indebtedness of BFP, LP.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which was terminated. JMB continued to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to maturity of the LIBOR Note. Interest on the LIBOR Note was payable monthly at a floating rate which, at the option of the Partnership, was related to either LIBOR or the prime rate of Bank of America. Through December 31, 2000, no payments of interest on the LIBOR Note had been made subsequent to July 31, 1995 and unpaid interest at the applicable interest rate (including the default interest rate for the period from December 31, 1998, as discussed below) accrued and compounded monthly. The scheduled maturity of the term loans was December 31, 1998. However, JMB did not pursue its remedies under these notes as a result of the non-payment of interest under the LIBOR Note or the maturity of these notes.

     Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would now be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million has been recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of January 3, 2001 on the LIBOR Note (approximately $10.8 million) is due and payable immediately. The Partnership issued a new demand note payable to JMB, dated January 2, 2001, bearing interest at the prime rate plus 1% per annum with interest accruing and compounding quarterly. During May 2001, JMB advanced approximately $11,590,000 to the Partnership pursuant to the new demand note. The Partnership used the advance to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note through April 30, 2001 of approximately $744,000.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $83,936,638 at March 31, 2001). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $83,936,637 at March 31, 2001. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on one of the demand notes. During May 2001, JMB advanced approximately $11,590,000 to the Partnership through the new demand note. The Partnership used the funds to pay outstanding accrued interest through December 31, 2000 on the LIBOR Note of $10,845,000 and to pay outstanding accrued interest on the LIBOR Note through April 30, 2001 of approximately $744,000.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $439 and $4,186 for the three months ended March 31, 2001 and 2000, respectively, payable to an affiliate of the Corporate General Partner for insurance commissions for professional liability insurance and for portfolio management, legal and accounting services, of which $650 was unpaid as of March 31, 2001.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the three months ended March 31, 2001 and 2000 is as follows:

                                                   2001             2000
                                                 --------         -------
                                                 (000's)          (000's)

     Total income. . . . . . . . . . . .         $307,454         125,502
                                                 ========         =======
     Operating income. . . . . . . . . .         $ 55,535          22,349
                                                 ========         =======
     Partnership's share of income . . .         $  3,011           1,242
                                                 ========         =======

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the three months ended March 31, 2001 and 2000 was $613,786. Such amount may be written off sooner in the event of the sale or other disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 2001 and for the three months ended March 31, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment property.

     The Partnership's liquidity and ability to continue as a going concern are dependent upon the receipt of one-third of the property management fees earned at the 245 Park Avenue property which, pursuant to the terms of the JMB Transaction Agreement, continues through December 2001, and additional advances from JMB Realty Corporation ("JMB") under the demand loans. To the extent that the share of the property management fees received by the Partnership exceeds the costs of operating the Partnership, and after establishing an appropriate cash reserve, the Partnership will make payments to JMB on the demand notes or the term loan notes.

     JMB's term loans to the Partnership have had a maturity date of December 31, 1998. Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would now be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million has been recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998.

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of January 3, 2001 on the LIBOR Note (approximately $10.8 million) is due and payable immediately. The Partnership issued a new demand note payable to JMB, dated January 2, 2001, bearing interest at the prime rate plus 1% per annum with interest accruing and compounding quarterly. During May 2001, JMB advanced approximately $11,590,000 to the Partnership pursuant to the new demand note. The Partnership used the advance to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note through April 30, 2001 of approximately $744,000.

     As of March 31, 2001, JMB has advanced approximately $12,376,000, under the original demand note, which reflects the principal and interest payments made related to a term loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (9.0% at March 31, 2001) and is deferred. The demand note allows a maximum principal sum of a specified amount. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the demand note.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed on April 2, 2001. Net proceeds of approximately $173 million were applied to the mortgage or other indebtedness of BFP, LP.

     BFP, LP is currently developing a 31-story office building at 300 Madison Avenue in New York, New York. The property is currently scheduled to be completed in 2003.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $83,936,637 at March 31, 2001). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in cash at March 31, 2001 as compared to December 31, 2000 is primarily due to a first quarter 2001 interest payment of $400,000 on one of the demand notes payable to JMB partially offset by property management fees received.

     The decrease in other receivables at March 31, 2001 as compared to December 31, 2000 is primarily due to the timing of receipt of certain property management fees from 245 Park Avenue.

     The increase in accounts payable at March 31, 2001 as compared to March 31, 2000 is primarily due to the timing of payments for the Partnership's professional services and general and administrative costs.

     The decrease in interest payable to affiliate and the corresponding increase in notes payable to an affiliate - long-term including accrued interest at March 31, 2001 as compared to December 31, 2000 is primarily due to the reclassification of short-term accrued interest to note payable to an affiliate - long-term including accrued interest due to the extension of the term loan notes.

     Interest and other income for the three months ended March 31, 2001 and March 31, 2000 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described above.

     The increase in professional services for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 is primarily due to legal fees related to the extension of the Partnership's term loan notes.

PART II.  OTHER INFORMATION

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


                        JMB/245 PARK AVENUE ASSOCIATES, LTD.

                        BY:    JMB Park Avenue, Inc.
                               Corporate General Partner




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 9, 2001

713: