Form 10-Q/A
period 2001-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2001-05-24
CIK 747159

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




     The undersigned registrant hereby amends the following section of its Report for the quarter ended March 31, 2001 on Form 10-Q as set forth in the pages attached hereto:


               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                Page 11

                              EXHIBIT 4-A

                              EXHIBIT 4-B

                              EXHIBIT 4-C


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



Dated:  May 23, 2001

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

           4-A.  Amendment No. 1 to $16,042,000 Second Amended and
Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby filed herewith.

           4-B.  Amendment No. 1 to $25,000,000 Second Amended and
Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby filed herewith.

           4-C. Amendment No. 1 to $2,194,321.25 Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby filed herewith.


      (b) No reports on Form 8-K have been filed during the period covered by this report.