Form 10-Q
period 2001-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2001-08-14
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2001        Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2001 AND DECEMBER 31, 2000
                              (UNAUDITED)

                                ASSETS
                                ------
                                          JUNE 30,       DECEMBER 31,
                                            2001            2000
                                        ------------     -----------
Current assets:
  Cash. . . . . . . . . . . . . . . .   $    276,563         470,475
  Other receivables . . . . . . . . .         53,486          96,797
                                        ------------    ------------
          Total assets. . . . . . . .   $    330,049         567,272
                                        ============    ============

         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
        ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     39,745          35,506
  Interest payable to affiliate . . .      7,166,205      27,703,677
  Demand notes payable to affiliate .     24,062,624      12,375,591
                                        ------------    ------------
          Total current liabilities .     31,268,574      40,114,774

Notes payable to an affiliate -
  long-term including accrued interest    53,640,987      43,236,631
                                        ------------    ------------

Commitments and contingencies

          Total liabilities . . . . .     84,909,561      83,351,405

Investment in unconsolidated
  venture, at equity. . . . . . . . .     32,665,968      38,003,539
Venture partner's equity in venture .        341,122         287,750

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net earnings (losses).    (12,064,239)    (12,273,568)
                                        ------------    ------------
                                         (12,543,239)    (12,752,568)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net earnings (losses).   (210,580,757)   (213,860,248)
                                        ------------    ------------
                                        (105,043,363)   (108,322,854)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .   (117,586,602)   (121,075,422)
                                        ------------    ------------
                                        $    330,049         567,272
                                        ============    ============

     See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------

Income:
  Interest and other income . . . . . . . . . . .  $   149,085       112,628       294,510       256,916
                                                   -----------   -----------    ----------    ----------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .      933,179       964,264     1,953,917     1,910,996
  Professional services . . . . . . . . . . . . .          769        20,660        84,647        69,994
  General and administrative. . . . . . . . . . .       25,087        17,854        51,325        40,168
                                                    ----------    ----------    ----------    ----------

                                                       959,035     1,002,778     2,089,889     2,021,158
                                                    ----------    ----------    ----------    ----------

                                                      (809,950)     (890,150)   (1,795,379)   (1,764,242)

Partnership's share of earnings (loss) from
  operations of unconsolidated venture. . . . . .    1,712,789     2,029,785     5,337,575     3,885,571
Venture partner's share of venture operations . .      (17,128)      (20,298)      (53,376)      (38,856)
                                                    ----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .   $  885,711     1,119,337     3,488,820     2,082,473
                                                    ==========    ==========    ==========    ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . . .   $      837         1,055         3,296         1,963
                                                    ==========    ==========    ==========    ==========




                        See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (UNAUDITED)



                                            2001           2000
                                        -----------    -----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . .   $ 3,488,820      2,082,473
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture . . . . . . . . . . . .    (5,337,575)    (3,885,571)
    Venture partner's share of
      venture operations. . . . . . .        53,376         38,856
  Changes in:
    Other current assets. . . . . . .        43,311         15,762
    Accounts payable. . . . . . . . .         4,239         (3,610)
    Interest payable to affiliate . .   (10,133,116)     1,910,996
                                        -----------    -----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . .   (11,880,945)       158,906
                                        -----------    -----------

Cash flows from financing activities:
  Fundings of demand note payable . .    11,687,033          --
                                        -----------    -----------
          Net cash provided by
            (used in) financing
            activities. . . . . . . .    11,687,033          --
                                        -----------    -----------

          Net increase (decrease)
            in cash . . . . . . . . .      (193,912)       158,906

          Cash, beginning of year . .       470,475        135,664
                                        -----------    -----------

          Cash, end of period . . . .   $   276,563        294,570
                                        ===========    ===========


Supplemental disclosure of cash flow
 information:
  Cash paid for interest to
    affiliate . . . . . . . . . . . .   $12,087,033          --
                                        ===========    ===========












     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2001 AND 2000
                              (UNAUDITED)

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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the six months ended June 30, 2001 and 2000, the Partnership has earned $288,755 and $250,711, respectively, of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed during the first quarter of 2001. Net proceeds of approximately $170 million were applied to the mortgage or other indebtedness of BFP, LP. The Partnership received no proceeds from this transaction.

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

     Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, dated January 2, 2001, bearing interest at the prime rate plus 1% per annum with interest accruing and compounding quarterly. Through June 30, 2001, JMB has advanced approximately $11,687,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through June 30, 2001 of approximately $842,000. The notes payable to JMB generally are cross-defaulted, secured by the Partnership's interest in BFP, LP and subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $84,869,816 at June 30, 2001). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was $84,869,816 at June 30, 2001. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on one of the demand notes. Through June 30, 2001, JMB has advanced approximately $11,687,000 to the Partnership through the new demand note. The Partnership used the funds to pay outstanding accrued interest through December 31, 2000 on the LIBOR Note of $10,845,000 and to pay outstanding accrued interest on the LIBOR Note from January 1, 2001 through June 30, 2001 of approximately $842,000.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $3,663 and $5,800 for the six months ended June 30, 2001 and 2000, respectively, payable to an affiliate of the Corporate General Partner for insurance commissions for professional liability insurance and for portfolio management, legal and accounting services, of which $1,550 was unpaid as of June 30, 2001.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the six months ended June 30, 2001 and 2000 is as follows:

                                              2001            2000
                                            --------        -------
                                            (000's)         (000's)

     Total income . . . . . . . . . .       $592,315        250,883
                                            ========        =======
     Operating income . . . . . . . .       $ 75,796         47,831
                                            ========        =======
     Partnership's share of income. .       $  4,110          2,658
                                            ========        =======

     The above total income, operating income and Partnership's share of income for 2001 include the sale of BFP, LP's 49% limited partnership interest in the entities that own 53 State Street and 75 State Street office buildings.

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the six months ended June 30, 2001 and 2000 was $1,227,571. Such amount may be written off sooner in the event of the sale or other disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000.

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

     JMB's term loans to the Partnership have had a maturity date of December 31, 1998. Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, dated January 2, 2001, bearing interest at the prime rate plus 1% (7.75% at June 30, 2001) per annum with interest accruing and compounding quarterly. Through June 30, 2001, JMB has advanced approximately $11,687,000 to the Partnership pursuant to the new demand note. The Partnership used the advance to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through June 30, 2001 of approximately $842,000.

     As of June 30, 2001, JMB has advanced approximately $12,376,000, under the original demand note, which reflects the principal and interest payments made related to a term loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime plus 1% (7.75% at June 30, 2001) and is deferred. The demand note allows a maximum principal sum of a specified amount. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the demand note.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed during the first quarter of 2001. Net proceeds of approximately $170 million were applied to the mortgage or other indebtedness of BFP, LP. The Partnership received no proceeds from this transaction.

     The parent company of the managing general partner of BFP, LP has reported that during the first quarter of 2001, BFP, LP refinanced the loans secured by the 245 Park Avenue and One Liberty Plaza office buildings with loans of $500 million and $432 million, respectively. The new financing secured by the 245 Park Avenue property has a term of ten years and bears interest at a fixed rate of 6.65% per annum. The new financing secured by One Liberty Plaza has a term of ten years and bears interest at a fixed rate of 6.75% per annum.

     BFP, LP is currently developing a 31-story office building at 300 Madison Avenue in New York, New York. The property is currently scheduled to be completed in early 2004. The parent company of the managing general partner of BFP, LP has reported that all of the approximately 1.2 million square feet of space to be built for this property has been pre-leased to a single tenant for a 30-year term.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $84,869,816 at June 30, 2001). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in cash at June 30, 2001 as compared to December 31, 2000 is primarily due to a first quarter 2001 interest payment of $400,000 on one of the demand notes payable to JMB, partially offset by property management fees received by the Partnership pursuant to the JMB Transaction Agreement.

     The decrease in other receivables at June 30, 2001 as compared to December 31, 2000 is primarily due to the timing of receipt of certain property management fees from 245 Park Avenue.

     The decrease in interest payable to affiliate and the corresponding increases in demand notes payable to affiliate and notes payable to affiliate - long-term including accrued interest at June 30, 2001, as compared to December 31, 2000 is primarily due to the advance from the new demand note payable and the payment of outstanding interest on the LIBOR Note, and the reclassification of short-term accrued interest to note payable to an affiliate - long-term including accrued interest due to the extension of the term loan notes effective January 3, 2001.

     Interest and other income for the three and six months ended June 30, 2001 and June 30, 2000 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described above.

     The increase in professional services for the six months ended
June 30, 2001 as compared to the six months ended June 30, 2000 is primarily due to legal fees related to the extension of the Partnership's term loan notes. The decrease in professional services for the three months ended June 30, 2001 as compared to the same period in 2000 is primarily due to the timing of payment for accounting services in the first quarter of 2001.

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

           4-A. Amendment No. 1 to $16,042,000 Second Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for March 31, 2001 on
                 Form 10-Q (File No. 0-13545) dated May 9, 2001.

           4-B. Amendment No. 1 to $25,000,000 Second Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for March 31, 2001 on
                 Form 10-Q (File No. 0-13545) dated May 9, 2001.

           4-C. Amendment No. 1 to $2,194,321.25 Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for March 31, 2001 on
                 Form 10-Q (File No. 0-13545) dated May 9, 2001.

           4-D. Demand Note dated May 7, 2001 between JMB/245 Park Avenue Associates and JMB Realty Corporation is hereby filed herewith.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 10, 2001
741: