Form 10-Q
period 2001-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2001-12-11
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended September 30, 2001       Commission file #0-13545



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

                        CONSOLIDATED BALANCE SHEETS

                 September 30, 2001 AND DECEMBER 31, 2000
                                (UNAUDITED)

                                  ASSETS
                                  ------
                                          SEPTEMBER 30,      DECEMBER 31,
                                              2001              2000
                                          -------------      -----------
Current assets:
  Cash . . . . . . . . . . . . . . . .     $    369,652          470,475
  Other receivables. . . . . . . . . .          113,006           96,797
                                           ------------     ------------
          Total assets . . . . . . . .     $    482,658          567,272
                                           ============     ============

           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
          ------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .     $     41,572           35,506
  Interest payable to affiliate. . . .        7,239,647       27,703,677
  Demand notes payable to affiliate. .       24,722,164       12,375,591
                                           ------------     ------------
          Total current liabilities. .       32,003,383       40,114,774

Notes payable to an affiliate -
  long-term including accrued interest       53,795,234       43,236,631
                                           ------------     ------------

Commitments and contingencies

          Total liabilities. . . . . .       85,798,617       83,351,405

Investment in unconsolidated
  venture, at equity . . . . . . . . .       32,421,182       38,003,539
Venture partner's equity in venture. .          343,570          287,750

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative cash distributions. . .         (480,000)        (480,000)
    Cumulative net earnings (losses) .      (12,093,885)     (12,273,568)
                                           ------------     ------------
                                            (12,572,885)     (12,752,568)
                                           ------------     ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .      113,057,394      113,057,394
    Cumulative cash distributions. . .       (7,520,000)      (7,520,000)
    Cumulative net earnings (losses) .     (211,045,220)    (213,860,248)
                                           ------------     ------------
                                           (105,507,826)    (108,322,854)
                                           ------------     ------------
          Total partners' capital
            accounts (deficits). . . .     (118,080,711)    (121,075,422)
                                           ------------     ------------
                                           $    482,658          567,272
                                           ============     ============

       See accompanying notes to consolidated financial statements.

                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                    (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                      --------------------------    --------------------------
                                                          2001           2000           2001           2000
                                                      -----------     ----------    -----------     ----------

Income:
  Interest and other income. . . . . . . . . . . .     $  163,101        138,564        457,611        395,480
                                                       ----------    -----------     ----------     ----------

Expenses:
  Interest . . . . . . . . . . . . . . . . . . . .        887,228      1,053,620      2,841,145      2,964,617
  Professional services. . . . . . . . . . . . . .          1,030          5,080         85,677         75,073
  General and administrative . . . . . . . . . . .         11,290         12,848         62,615         53,016
                                                       ----------     ----------     ----------     ----------

                                                          899,548      1,071,548      2,989,437      3,092,706
                                                       ----------     ----------     ----------     ----------

                                                         (736,447)      (932,984)    (2,531,826)    (2,697,226)

Partnership's share of earnings (loss) from
  operations of unconsolidated venture . . . . . .        244,782      1,922,787      5,582,357      5,808,358
Venture partner's share of venture operations. . .         (2,444)       (19,228)       (55,820)       (58,084)
                                                       ----------     ----------     ----------     ----------

          Net earnings (loss). . . . . . . . . . .     $ (494,109)       970,575      2,994,711      3,053,048
                                                       ==========     ==========     ==========     ==========

          Net earnings (loss) per limited
            partnership interest . . . . . . . . .     $     (467)           915          2,829          2,878
                                                       ==========     ==========     ==========     ==========




                           See accompanying notes to consolidated financial statements.

                   JMB/245 PARK AVENUE ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (UNAUDITED)



                                               2001            2000
                                           -----------     -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .     $ 2,994,711       3,053,048
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture. . . . . . . . . . . . .      (5,582,357)     (5,808,358)
    Venture partner's share of
      venture operations . . . . . . .          55,820          58,084
  Changes in:
    Other current assets . . . . . . .         (16,209)         15,076
    Accounts payable . . . . . . . . .           6,066             137
    Interest payable to affiliate. . .      (9,512,480)      2,964,617
                                           -----------     -----------

          Net cash provided by
            (used in) operating
            activities . . . . . . . .     (12,054,449)        282,604
                                           -----------     -----------

Cash flows from financing activities:
  Fundings of demand note payable. . .      11,953,626           --
                                           -----------     -----------
          Net cash provided by
            (used in) financing
            activities . . . . . . . .      11,953,626           --
                                           -----------     -----------

          Net increase (decrease)
            in cash. . . . . . . . . .        (100,823)        282,604

          Cash, beginning of year. . .         470,475         135,664
                                           -----------     -----------

          Cash, end of period. . . . .     $   369,652         418,268
                                           ===========     ===========


Supplemental disclosure of cash flow
 information:
  Cash paid for interest to
    affiliate. . . . . . . . . . . . .     $12,353,626           --
                                           ===========     ===========












       See accompanying notes to consolidated financial statements.

                   JMB/245 PARK AVENUE ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001 AND 2000
                                (UNAUDITED)

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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership is entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. For the nine months ended September 30, 2001 and 2000, the Partnership has earned $449,275 and $383,921, respectively, of management fees pursuant to the agreement. As of the date of this report, all such amounts have been received. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003, which could result in the recognition by the Partnership (and the Holders of Interests) of substantial gain for Federal income tax purposes without a significant amount of proceeds from such transaction.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed during the first quarter of 2001. Net cash proceeds of approximately $168 million were applied to the mortgage or other indebtedness of BFP, LP. The transaction resulted in gain for federal income tax purposes without any cash proceeds to the Partnership.

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

     Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% per annum with interest accruing and compounding quarterly. Through September 30, 2001, JMB has advanced approximately $11,954,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through September 30, 2001 of approximately $1,109,000. The notes payable to JMB generally are cross-defaulted, secured by the Partnership's interest in BFP, LP and subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating approximately $85,757,000 at September 30, 2001). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was approximately $85,757,000 at September 30, 2001. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on one of the demand notes. Through September 30, 2001, JMB has advanced approximately $11,954,000 to the Partnership through the new demand note. The Partnership used the funds to pay outstanding accrued interest through December 31, 2000 on the LIBOR Note of $10,845,000 and to pay outstanding accrued interest on the LIBOR Note from January 1, 2001 through September 30, 2001 of approximately $1,109,000.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred approximately $8,600 and $6,687 for the nine months ended September 30, 2001 and 2000, respectively, payable to an affiliate of the Corporate General Partner for insurance commissions for professional liability insurance and for portfolio management, legal and accounting services, of which $2,000 was unpaid as of September 30, 2001.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the nine months ended September 30, 2001 and 2000 is as follows:

                                                 2001             2000
                                               --------         -------
                                               (000's)          (000's)
     Total income. . . . . . . . . . .         $700,574         382,460
                                               ========         =======
     Operating income. . . . . . . . .         $ 69,018          73,177
                                               ========         =======
     Partnership's share of income . .         $  3,741           3,967
                                               ========         =======

     The above total income, operating income and Partnership's share of income for 2001 include the 2001 sale of a 49% limited partnership interest in the entities that own 53 State Street and 75 State Street office buildings.

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the nine months ended September 30, 2001 and 2000 was $1,841,357. Such amount may be written off sooner in the event of the sale or other disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment property.

     The Partnership's liquidity and ability to continue as a going concern are dependent upon the receipt of one-third of the property management fees earned at the 245 Park Avenue property which, pursuant to the terms of the JMB Transaction Agreement, continues only through December 2001, and additional advances from JMB Realty Corporation ("JMB") under the demand loans. To the extent that the share of the property management fees received by the Partnership exceeds the costs of operating the Partnership, and after establishing an appropriate cash reserve, the Partnership will make payments to JMB on the demand notes or the term loan notes.

     JMB's term loans to the Partnership had a maturity date of December 31, 1998. Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (7% at September 30, 2001) per annum with interest accruing and compounding quarterly. Through September 30, 2001, JMB has advanced approximately $11,954,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through September 30, 2001 of approximately $1,109,000.

     As of September 30, 2001, JMB has advanced approximately $12,375,000, under the original demand note, which reflects the principal and interest payments made related to a term loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime (as such prime rate changes from time to time) plus 1% (7% at September 30, 2001) and is deferred. The demand note allows a maximum principal sum of a specified amount. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the demand note.

     Brookfield Properties Corporation ("BPC"), the parent company of the managing general partner of BFP, LP, has reported that BFP, LP's four downtown Manhattan office buildings (One Liberty Plaza, One World Financial Center, Two World Financial Center and Four World Financial Center) sustained no structural damage as a result of the September 11, 2001, attacks on the World Trade Center. The properties did incur broken windows, damaged window frames and loss of water, electric and telephone services for a period of time. Substantial clean-up of the properties was also required. In general, BFP, LP was ahead of its original schedule in returning tenants to the properties. Tenants re-occupied One Liberty Plaza and Four World Financial Center in October 2001 while BFP, LP received the necessary approvals for re-occupancy of One World Financial Center and turned over Two World Financial Center to the tenant under its net lease of that property in November 2001.

     BPC has also reported the BFP, LP had comprehensive insurance coverage for the damage arising out of the events of September 11, 2001, including casualty and business interruption coverage. In October 2001 insurance coverage was renewed for BFP, LP's properties with new business interruption and property insurance to cover the replacement cost of its properties. There continues to be liability risk insurance for acts of terrorism. However, the new property and business interruption insurance excludes coverage for acts of terrorism.

     In December 1999, BFP, LP executed an option agreement pursuant to which a third party agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed during the first quarter of 2001. Net cash proceeds of approximately $168 million were applied to the mortgage or other indebtedness of BFP, LP. The transaction resulted in gain for federal income tax purposes without any cash proceeds to the Partnership.

     BPC has reported that during the first quarter of 2001, BFP, LP refinanced the loans secured by the 245 Park Avenue and One Liberty Plaza office buildings with loans of $500 million and $432 million, respectively.

The new financing secured by the 245 Park Avenue property has a term of ten years and bears interest at a fixed rate of 6.65% per annum. The new financing secured by One Liberty Plaza has a term of ten years and bears interest at a fixed rate of 6.75% per annum.

     BFP, LP is currently developing a 31-story office building at 300 Madison Avenue in New York, New York. The property is currently scheduled to be completed in early 2004. BPC has reported that a majority of the approximately 1.2 million square feet of space to be built for this property has been pre-leased to a single tenant for a 30-year term.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating approximately $85,757,000 at September 30, 2001). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in cash at September 30, 2001 as compared to December 31, 2000 is primarily due to a first quarter 2001 interest payment of $400,000 on one of the demand notes payable to JMB, partially offset by property management fees received by the Partnership pursuant to the JMB Transaction Agreement.

     The increase in other receivables at September 30, 2001 as compared to December 31, 2000 is primarily due to the timing of receipt of certain property management fees from 245 Park Avenue.

     The decrease in interest payable to affiliate and the corresponding increases in demand notes payable to affiliate and notes payable to affiliate - long-term including accrued interest at September 30, 2001, as compared to December 31, 2000 is primarily due to the advances under the new demand note payable and the payment of outstanding interest on the LIBOR Note, and the reclassification of short-term accrued interest to note payable to an affiliate - long-term including accrued interest, as a result of the extension of the term loan notes effective January 3, 2001.

     Interest and other income for the three and nine months ended September 30, 2001 and September 30, 2000 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described above.

     The decrease in interest expense for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 is primarily due to a lower average interest rate on the outstanding principal balances of the LIBOR Note and the demand notes payable to JMB.

     The increase in professional services for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is primarily due to legal fees related to the extension of the Partnership's term loan notes.

     The decreases in Partnership's share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to the write off of capitalized financing costs by BFP, LP in the third quarter of 2001.



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


                       JMB/245 PARK AVENUE ASSOCIATES, LTD.

                       BY:   JMB Park Avenue, Inc.
                             Corporate General Partner




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: December 11, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: December 11, 2001