Form 10-K
period 2001-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2002-05-15
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2001            Commission File Number 0-13545


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

                                        APPROXIMATE RENTABLE AREA
     PROPERTY AND LOCATION              (Includes Office and Retail Space)

   One World Financial Center           1,600,000 square feet
    New York, New York

   Two World Financial Center           2,500,000 square feet
    New York, New York

   Four World Financial Center          1,800,000 square feet
    New York, New York

   One Liberty Plaza                    2,200,000 square feet
    New York, New York

   245 Park Avenue                      1,700,000 square feet
    New York, New York

   53 State Street                      1,150,100 square feet
    Boston, Massachusetts

   75 State Street                      1,000,000 square feet
    Boston, Massachusetts
    (acquired 9/15/98)

     The One, Two and Four World Financial Center and 53 State Street office buildings are owned subject to ground leases of the underlying land.

     BFP, LP is currently developing a 35-story, approximately 1,200,000 square foot office building at 300 Madison Avenue in New York, New York. The property is currently expected to be substantially completed in late 2003. Brookfield Properties Corporation ("BPC"), the parent company of the managing general partner of BFP, LP, has reported that acquisition and ongoing development costs are to be funded primarily through financing obtained in April 2002 and secured by the project. The entire project has been leased to one tenant for a 30-year term. The tenant also has an option, for two years after substantial completion of the project, to acquire a 49% interest in the project at cost.

     As part of the restructuring, the Partnership received certain limited rights with respect to BFP, LP, pursuant to a separate agreement ("JMB Transaction Agreement") with BFP, LP. These included, among other things, the right to receive one-third of the property management fees earned at the 245 Park Avenue property through December 2001, subject to certain limitations, and the right, except under certain circumstances, to prohibit
(i) the sale of the 245 Park Avenue property prior to January 2, 2000 and
(ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003. During 2001, the debt secured by the 245 Park Avenue property was refinanced with a new mortgage obligation in the principal amount of $500 million.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be used to satisfy notes payable and deferred interest (aggregating $86,507,505 at December 31, 2001) to JMB Realty Corporation ("JMB"). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such sale or disposition. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below and in the Notes, to which reference is hereby made for a description of such transactions.


ITEM 2.  PROPERTIES

     The Partnership owns an indirect interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties. Reference is also made to Note 3 of the Notes to the Consolidated Financial Statements of Brookfield Financial Properties, L.P. included with this Report for a further description of the properties.
BFP, LP has mortgage loans secured by its properties.  Reference is made to
Note 4 of the Notes to the Consolidated Financial Statements of Brookfield Financial Properties, L.P. included in this Report for a discussion of BFP, LP's mortgage indebtedness. The Partnership's interest in BFP, LP is pledged as collateral for certain notes payable with deferred interest (aggregating $86,507,505 at December 31, 2001) to JMB.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 2000 and 2001.



                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2001, there were 880 record holders of the 995 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated herein by reference to Exhibit 99.1 to this annual report.

     The Partnership has not made any distributions since 1989. The Partnership's interest in BFP, LP is pledged as collateral for certain notes payable with deferred interest (aggregating $86,507,505 at December 31, 2001) to JMB, which require mandatory payment of principal and interest out of any distributions received from BFP, L.P. Reference is made to the Notes and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP, LP.

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                DECEMBER 31, 2001, 2000, 1999, 1998 AND 1997
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                   2001          2000          1999          1998           1997
                               ------------  ------------   -----------   -----------   -----------

Total income. . . . . . . . .  $    609,634       529,584       515,284       496,426       483,445
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) . . . . .  $  3,978,772    (4,357,119)    6,171,054     2,906,029     2,617,872
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) per
  Interest. . . . . . . . . .  $      3,759        (4,116)        5,818         2,734         2,461
                               ============  ============   ===========   ===========   ===========

Total assets. . . . . . . . .  $    557,938       567,272       207,090       734,338       372,955
                               ============  ============   ===========   ===========   ===========

Bank obligations and notes
 payable - long-term. . . . .  $ 53,949,480    43,236,631        -- (c)        -- (c)        -- (c)
                               ============  ============   ===========   ===========   ===========


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

     On May 7, 1984, the Partnership commenced a private offering of $124,300,000 in Limited Partnership Interests pursuant to a Private Placement Memorandum. A total of 1,000 Interests were sold at $124,300 per Interest (except for twenty Interests which were sold net of any selling commission) of which $10,500 per Interest was due upon admission, with the remaining purchase price paid in annual installments from 1985 through 1990. The purchase price installments were utilized primarily for the payment of the Partnership's bank borrowings and related interest.

     Since the Partnership had not been receiving operating cash flow distributions from its original investment property, the Partnership initially utilized its cash reserves to make the payments on the Partnership's bank obligations. Effective with the first quarter of 1990, the Partnership suspended cash distributions to the partners and retained funds for its cash requirements. These reserves were exhausted, and consequently, the Partnership was not able to pay the interest payment due on the bank obligations for September 1993 in the approximate amount of $223,000. In addition, the Partnership did not have adequate reserves to pay a lump sum interest swap payment due February 1, 1994 in the amount of $2,194,631. The Partnership and its bank lender reached a modification and extension agreement regarding the $50,000,000 term loans that matured in October 1993. These term loans were secured by the Partnership's interest in its real estate investment, and a guaranty by JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner, of $25,000,000 of the term loans. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) interest payable currently on one-half of the principal amount of the term loans at a rate related to either the London Interbank Offer Rate (LIBOR) or the prime rate while interest on the balance of the term loans accrued at an annual rate of 2% compounded annually; (iii) one-half of the original principal amount of the term loans bearing interest at a rate related to either LIBOR (the "LIBOR Note") or the prime rate was subject to periodic amortization through payment of quarterly installments of principal (principal in the amount of $2,500,000 per annum in 1994 and $2,707,000 in 1995); and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 was converted to a note payable which was due December 1998 with interest accruing at an annual rate of 2% compounded annually.

     In December 1993, approximately $5,647,000 was paid to the lenders under the term loans (all of which was advanced on behalf of the Partnership by JMB), which included a $5,000,000 principal paydown of the LIBOR Note and the interest payable for the period September through December 1993. During the year ended December 31, 1994, an additional amount of approximately $2,479,000 was paid to the lenders under the term loans which included a $1,251,000 principal paydown of the LIBOR Note and the interest payable for the period January through December 1994. An additional $1,249,000 and two payments of $729,000 each were paid in January through June 1995, respectively. All payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans have been treated as advances to the Partnership. As of December 31, 2001, JMB has advanced approximately $12,375,000, under the original demand note, which reflects the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at December 31, 2001 and 10.50% at December 31, 2000) and payment is deferred. The demand note payable to JMB allows a maximum principal sum of a specified amount. The Partnership made payments to JMB of $400,000 and $850,000 during 2001 and 1999, respective-ly, for interest payable on the notes. Reference is made to the Notes for further information concerning borrowings incurred by the Partnership.

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

     Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term loan notes from December 31, 1998 to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998.

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued and compounded interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at December 31, 2001) per annum with interest accruing and compounding quarterly. Through December 31, 2001, JMB has advanced approximately $12,240,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 of approximately $1,395,000.

     Prior to November 1996, the Partnership was partner with certain affiliates of Olympia & York Developments, Ltd. ("O&Y") in 245 Park, which owned the 245 Park Avenue office building in New York, New York. As a result of a 1996 bankruptcy reorganization of 245 Park, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes convertible to equity) in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. ("WFP, LP"). The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement, has full authority to manage its affairs. BFP, LP's principal assets are majority and controlling interests in various office buildings located in New York, New York and Boston, Massachusetts.

     BPC has reported that BFP, LP's four downtown Manhattan office buildings (One Liberty Plaza, One World Financial Center, Two World Financial Center and Four World Financial Center) sustained no structural damage as a result of the September 11, 2001, attacks on the World Trade Center. The properties did incur broken windows, damaged window frames and building facade and loss of water, electric and telephone services for a period of time. Substantial clean-up of the properties was also required. In addition, the glass atrium in the middle of the World Financial Center complex incurred more damage from falling debris than other areas of the complex. Accordingly to BPC, the atrium, which is not integral to the daily operation or re-tenanting of the World Financial Center complex is expected to be restored and re-opened in the Fall of 2002.

     Accordingly to BPC, BFP, LP is responsible for repairs to One Liberty Plaza, One World Financial Center, the glass atrium and common areas of the World Financial Center complex, and Merrill Lynch & Company, as the tenant under triple-net leases, is responsible for repairs to Two World Financial Center and Four World Financial Center. BPC has reported that BFP, LP is covered for any costs incurred to repair One Liberty Plaza, One World Financial Center, the glass atrium and common areas at the complex and for business interruption claims. BPF, LP has received a portion of its insurance claims and expects to receive the full balance of these claims. According to BPC, repairs to Two World Financial Center and Four World Financial Center are covered by insurance obtained by the tenant under its leases for those properties. BPC has reported that to date there have been no lease cancellations at BFP, LP's New York properties, although there is no assurance that a tenant or tenants will not attempt to do so as a result of events occurring on September 11, 2001. Tenants re-occupied One Liberty Plaza and Four World Financial Center in October 2001, and One World Financial Center and Two World Financial Center re-opened in the first quarter of 2002.

     Property and casualty and business interruption insurance coverage for BFP, LP's properties was renewed in October, 2001. The renewal insurance covers the replacement cost of the properties but does not include coverage for damage or business interruption claims related to acts of terrorism. Accordingly, damage or business interruption costs due to acts of terrorism could result in material costs to BFP, LP. Reference is made to Note 9 of the Notes to Consolidated Financial Statements of Brookfield Financial Properties, L.P. included in this Report for a discussion of the damage incurred as a result of the events of September 11, 2001, and insurance coverage for BFP, LP's properties.

     In December 1999, BFP, LP executed an agreement pursuant to which an institutional investor agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed during the first quarter of 2001 and generated net proceeds of approximately $168 million to BFP, LP. The transaction resulted in gain for federal income tax purposes without any cash proceeds to the Partnership.

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

     BFP, LP is currently developing a 31-story office building at 300 Madison Avenue in New York, New York. The property is currently expected to be completed in late 2003. BPC has reported that acquisition and ongoing development costs are to be funded primarily through financing obtained in April 2002 and secured by the project. BPC has reported that a majority of the approximately 1.2 million square feet of space to be built for this property has been pre-leased to a single tenant for a 30-year term. The tenant also has an option, for two years after substantial completion of the project, to acquire a 49% interest in the project at cost.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating $86,507,505 at December 31, 2001). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     Pursuant to the terms of the JMB Transaction Agreement dated
November 21, 1996, the Partnership was entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received may not be less than $400,000 or exceed $600,000 for any twelve month period and may not be less than $2,300,000 over the term of the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership has the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired), and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB under the demand loans, and there is no assurance that such advances will continue to be made.

RESULTS OF OPERATIONS

     The increase in accounts payable at December 31, 2001 as compared to December 31, 2000 is primarily due to the timing of payment of certain administrative expenses of the Partnership as of the 2001 year end.

     The decrease in interest payable to affiliate and the corresponding increases in demand notes payable to affiliate and notes payable to affiliate - long-term including accrued interest at December 31, 2001, as compared to December 31, 2000 are primarily due to the advances under the new demand note payable and the payment of outstanding interest on the LIBOR Note, and the reclassification of short-term accrued interest to note payable to an affiliate - long-term including accrued interest, as a result of the extension of the term loan notes effective January 3, 2001.

     Interest and other income for the years ended December 31, 2001, 2000 and 1999 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described above.

     The decrease in interest expense for the year ended December 31, 2001 as compared to the year ended December 31, 2000 and the increase in interest expense for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to default interest being recorded during 2000 on the term loans for the two years ended December 31, 2000. The decrease in interest expense for 2001 is also due to lower interest rates on the term loans and demand notes, which are variable rate obligations.

     The increase in professional services for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to legal fees related to the extension of the Partnership's term loan notes.

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

     As a result of September 11, 2001, BFP, LP presently has limited terrorism insurance. Accordingly, a terrorist attack could have a material effect on BFP, LP's assets. BFP, LP has reviewed its mortgage loan agreements and believes it is in compliance, in all material respects, with the contractual obligations therein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture


                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 2001 and 2000
Consolidated Statements of Operations, years ended
  December 31, 2001, 2000 and 1999
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows, years ended
  December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

Schedules not filed:

     All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.




                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheet, December 31, 2001
Consolidated Statement of Operations, for the year ended
  December 31, 2001
Consolidated Statement of Partners' Capital, for the year ended
  December 31, 2001
Consolidated Statement of Cash Flows, for the year ended
  December 31, 2001
Notes to Consolidated Financial Statements

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As described in the notes to the financial statements, the Partnership is dependent upon additional advances from JMB under the demand loans. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                          KPMG LLP

Chicago, Illinois
May 1, 2002

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2001 AND 2000

                                                   ASSETS
                                                   ------


                                                                            2001              2000
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   475,931          470,475
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .         82,007           96,797
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $   557,938          567,272
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2001             2000
                                                                        ------------     ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     74,029           35,506
  Interest payable to an affiliate. . . . . . . . . . . . . . . . . .      7,351,940       27,703,677
  Demand notes payable to affiliate . . . . . . . . . . . . . . . . .     25,206,085       12,375,591
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .     32,632,054       40,114,774
                                                                        ------------     ------------
Notes payable to an affiliate - long-term including accrued interest.     53,949,480       43,236,631
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     86,581,534       83,351,405

Investment in unconsolidated venture, at equity . . . . . . . . . . .     30,712,396       38,003,539

Venture partner's equity in venture . . . . . . . . . . . . . . . . .        360,658          287,750

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (12,034,842)     (12,273,568)
                                                                        ------------     ------------
                                                                         (12,513,842)     (12,752,568)
                                                                        ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (210,120,202)    (213,860,248)
                                                                        ------------     ------------
                                                                        (104,582,808)    (108,322,854)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .   (117,096,650)    (121,075,422)
                                                                        ------------     ------------
                                                                        $    557,938          567,272
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Income:
  Interest and other income . . . . . . . . . . . . . .   $    609,634        529,584        515,284
                                                          ------------   ------------   ------------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . .      3,591,604     11,721,508      3,435,161
  Professional services . . . . . . . . . . . . . . . .        174,211         95,974        109,709
  General and administrative. . . . . . . . . . . . . .         83,282         70,644         79,766
                                                          ------------   ------------   ------------

                                                             3,849,097     11,888,126      3,624,636
                                                          ------------   ------------   ------------

                                                            (3,239,463)   (11,358,542)    (3,109,352)
Partnership's share of income (loss) from operations
  of unconsolidated venture . . . . . . . . . . . . . .      7,291,143      7,072,143      9,374,143
Venture partner's share of venture operations . . . . .        (72,908)       (70,720)       (93,737)
                                                          ------------   ------------   ------------
    Net earnings (loss) . . . . . . . . . . . . . . . .   $  3,978,772     (4,357,119)     6,171,054
                                                          ============   ============   ============
    Net earnings (loss) per limited partnership
      interest:
          Net earnings (loss) . . . . . . . . . . . . .   $      3,759         (4,116)         5,818
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 GENERAL PARTNERS                                      LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                        NET                                      NET OF       NET
            CONTRI-   EARNINGS       CASH                       OFFERING    EARNINGS      CASH
            BUTIONS    (LOSS)    DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
            -------  ----------- -------------  -----------   ----------- ----------- ------------- ------------

Balance
 (deficits)
 December 31,
 1998 . . . .$1,000  (12,382,404)    (480,000) (12,861,404)  113,057,394 (215,565,347)  (7,520,000) (110,027,953)

Net earnings
 (loss) . . . --         370,263        --         370,263         --       5,800,791        --        5,800,791
            ------   -----------    ---------  -----------   ----------- ------------ ------------  ------------
Balance
 (deficits)
 December 31,
 1999 . . . .1,000   (12,012,141)    (480,000) (12,491,141)  113,057,394 (209,764,556)  (7,520,000) (104,227,162)

Net earnings
 (loss) . . .  --       (261,427)       --        (261,427)        --      (4,095,692)       --       (4,095,692)
            ------   -----------    ---------  -----------   ----------- ------------ ------------  ------------
Balance
 (deficits)
 December 31,
 2000 . . . .1,000   (12,273,568)    (480,000) (12,752,568)  113,057,394 (213,860,248)  (7,520,000) (108,322,854)

Net earnings
 (loss) . . .  --        238,726        --         238,726         --       3,740,046        --        3,740,046
            ------   -----------    ---------  -----------   ----------- ------------ ------------  ------------
Balance
 (deficits)
 December 31,
 2001 . . . .$1,000  (12,034,842)    (480,000) (12,513,842)  113,057,394 (210,120,202)  (7,520,000) (104,582,808)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                               2001          2000            1999
                                                           -----------    -----------    -----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .    $ 3,978,772     (4,357,119)     6,171,054
  Items not requiring cash or cash equivalents:
     Partnership's share of (earnings) loss from
       operations of unconsolidated venture . . . . . .     (7,291,143)    (7,072,143)    (9,374,143)
     Venture partner's share of venture operations. . .         72,908         70,720         93,737
  Changes in:
     Other receivables. . . . . . . . . . . . . . . . .         14,790        (25,371)       (32,154)
     Accounts payable . . . . . . . . . . . . . . . . .         38,523         (2,784)        (3,056)
     Interest payable to an affiliate . . . . . . . . .     (9,048,786)    11,721,508      2,585,160
                                                           -----------    -----------    -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .    (12,234,936)       334,811       (559,402)
                                                           -----------    -----------    -----------
  Cash flows from financing activities:
    Fundings of demand note payable . . . . . . . . . .     12,240,392          --             --
                                                           -----------    -----------    -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .     12,240,392          --             --
                                                           -----------    -----------    -----------
          Net increase (decrease) in cash . . . . . . .          5,456        334,811       (559,402)
          Cash, beginning of year . . . . . . . . . . .        470,475        135,664        695,066
                                                           -----------    -----------    -----------
          Cash, end of year . . . . . . . . . . . . . .    $   475,931        470,475        135,664
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest or
      interest to an affiliate. . . . . . . . . . . . .    $12,640,392          --           850,000
                                                           ===========    ===========    ===========
    Non-cash investing and financing activities . . . .    $     --            --              --
                                                           ===========    ===========    ===========

                          See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2001, 2000 AND 1999

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of JMB/245 LLC as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2001 and 2000 is summarized as follows:
                            2001                      2000
                   ------------------------ -------------------------
                                 TAX BASIS                 TAX BASIS
                   GAAP BASIS   (UNAUDITED)  GAAP BASIS   (UNAUDITED)
                  ------------ ------------ ------------ ------------
Total assets. . . .$   557,938 (107,577,851)     567,272 (112,940,629)

Partners' capital
 accounts (deficits):
  General partners.(12,513,842) (44,886,198) (12,752,568) (27,428,893)
  Limited partners.(104,582,808)(136,339,455)(108,322,854)(141,858,999)

 Net earnings
  (losses):
  General partners.    238,726  (17,457,305)    (261,427)     257,636
  Limited partners.  3,740,046    5,519,544   (4,095,692)   4,036,300

 Net earnings (loss)
  per limited
  partnership
  interest. . . . .      3,759        5,547       (4,116)       4,057
                  ============ ============ ============ ============

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. The above-noted deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes to the General Partners and Limited Partners.

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

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB Realty Corporation ("JMB") (aggregating $86,507,505 at December 31, 2001). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

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

     The Partnership and its lender had reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. These term loans (described below) were secured by the Partnership's interest in its real estate investment, and $25,000,000 (current principal outstanding balance of $16,042,000 at December 31, 2001 and 2000) of the term loans was guaranteed by JMB. The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) one-half of the principal amount of the term loans required interest to be paid currently at a rate related to either the London Interbank Offer Rate (LIBOR) or the prime rate while interest on the balance of the term loans accrued at an annual rate of 2% compounded annually; (iii) the term loan bearing interest at a rate related to either LIBOR (the "LIBOR Note") or the prime rate was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 was converted to a note payable which was due December 1998 with interest accruing at an annual rate of 2% compounded annually. Payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrues on these advances at the annual rate of prime (as such prime rate changes from time to time) plus 1% (5.75% at December 31, 2001 and 10.5% at December 31, 2000). As of December 31, 2001, JMB had advanced approximately $12,376,000, evidenced by a demand note, which included the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. The demand note payable to JMB, which allows a maximum principal sum of a specified amount, had been subordinate to payment of the LIBOR Note but is no longer subordinated and is now secured by the Partnership's interest in BFP, LP. The Partnership made payments to JMB of $400,000 and $850,000 during 2001 and 1999, respectively, for interest payable on the notes.

     In July 1995, JMB purchased from the lenders the term loans (including the note representing the interest swap payment) and their security interests in the related collateral, including the JMB guarantee, which was terminated. JMB continued to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to the scheduled maturity of the LIBOR Note. Interest on the LIBOR Note was payable monthly at a floating rate which, at the option of the Partnership, was related to either LIBOR or the prime rate of Bank of America. Through December 31, 2000, no payments of interest on the LIBOR Note had been made subsequent to July 31, 1995, and unpaid interest at the applicable interest rate (including the default interest rate for the period from December 31, 1998, as discussed below) accrued and compounded monthly. The scheduled maturity of the term loans was December 31, 1998. However, JMB did not pursue any remedies under these notes as a result of the non-payment of monthly interest under the LIBOR Note or the maturity of the term loan notes. In 2001, the maturity date was extended to January 2, 2006, as discussed below.

     Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term loan notes from December 31, 1998 to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998.

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued and compounded interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at December 31, 2001) per annum with interest accruing and compounding quarterly. Through December 31, 2001, JMB has advanced approximately $12,240,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 of approximately $1,395,000.

     Each of the notes to JMB is cross-defaulted, secured by the Partnership's interest in BFP, LP and subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP. It currently appears unlikely, however, that any significant operating distributions will be received by the Partnership from BFP, LP due to the level of indebtedness remaining on the properties owned by BFP, LP. Accordingly, the Partnership's primary source of capital to pay for continuing operations is additional advances from JMB under the demand loans. Accrued interest on the demand notes and term loan notes was approximately $18,064,000, $27,704,000 and $15,982,000 at December 31,
2001, 2000 and 1999, respectively.

NOTES PAYABLE TO AN AFFILIATE

     Notes payable to an affiliate consist of the following at December 31, 2001 and 2000:
                                              2001          2000
                                          -----------   -----------
Note payable (term loan) bearing
 interest at a variable rate related
 to LIBOR plus 2.625% (4.74% per annum
 at December 31, 2001); secured by the
 Partnership's interest in BFP, LP;
 interest payable monthly with unpaid
 interest accruing and compounding
 monthly; scheduled maturity was
 December 31, 1998; extended,
 effective January 3, 2001, to
 January 2, 2006. . . . . . . . . . . .   $16,042,000    16,042,000

Note payable (term loan) bearing
 interest at 2% per annum, compounded
 annually; secured by the Partnership's
 interest in BFP, LP; no payments until
 December 1998 when the entire principal
 amount and accrued compounded interest
 were scheduled to be due (as discussed
 above); extended, effective January 3,
 2001, to January 2, 2006 . . . . . . .    25,000,000    25,000,000

                                              2001          2000
                                          -----------   -----------

Note payable (term loan) bearing
 interest at 2% per annum, compounded
 annually; secured by the Partnership's
 interest in BFP, LP; no payments
 until December 1998 when the entire
 principal amount and accrued
 compounded interest were scheduled to
 be due (as discussed above); extended,
 effective January 3, 2001, to
 January 2, 2006. . . . . . . . . . . .     2,194,631     2,194,631

Demand note payable bearing
 interest at prime plus 1%
 (5.75% per annum at December 31,
 2001); advanced by JMB; maximum
 principal sum of a specified
 amount, secured by the Partner-
 ship's interest in BFP, LP . . . . . .    12,375,591    12,375,591

Demand note payable bearing
 interest at prime plus 1%
 (5.75% per annum at December 31,
 2001); advanced by JMB, maximum
 principal sum of a specified
 amount, secured by the Partner-
 ship's interest in BFP, LP . . . . . .    12,830,494         --
                                          -----------   -----------
                                          $68,442,716    55,612,222
                                          ===========   ===========

     In addition, interest payable was approximately $18,064,000, $27,704,000 and $15,982,000 as of December 31, 2001, 2000 and 1999,
respectively.

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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership generally will be made 94% to the Holders of Interest and 6% to the General Partners. Distributions of "Sale Proceeds" or "Financing Proceeds" (as defined) will be made first to the Holders in an amount equal to their contributed capital, next to the General Partners in an amount equal to their capital contributions, and the balance 70% to the Holders and 30% to the General Partners. Distributions would be made to the General Partners and Holders of Interests generally only after the satisfaction of all Partnership liabilities.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2001, 2000 and 1999 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2001     2000     1999      2001
                              -------   ------   ------  ------------

Insurance commissions . . .   $  --        563      792       --
Reimbursement (at cost)
 for legal services . . . .     9,613    4,676    2,063      5,244
Reimbursement (at cost)
 for accounting services. .      --       --        680       --
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .     2,673    3,768    --            90
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . .      --       --      --          --
                              -------   ------   ------     ------
                              $12,286    9,007    3,535      5,334
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


SUMMARY FINANCIAL INFORMATION OF UNCONSOLIDATED VENTURE

     Summary financial information for BFP, LP as of and for the years ended December 31, 2001 and 2000:

                                             2001         2000
                                         -----------   -----------
                                            (000's)      (000's)
Assets:
  Commercial properties . . . . . . . .  $ 2,930,857     3,299,778
  Other assets. . . . . . . . . . . . .      856,670       239,338
                                         -----------   -----------
     Total assets . . . . . . . . . . .  $ 3,787,527     3,539,116
                                         ===========   ===========

Liabilities and Partners Capital:
  Accounts payable and other
    liabilities . . . . . . . . . . . .  $    83,290       254,151
  Long term debt. . . . . . . . . . . .    2,705,777     2,375,189
  Venture Partners' equity. . . . . . .      944,057       860,204
                                         -----------   -----------
     Total liabilities. . . . . . . . .  $ 3,733,124     3,489,544
                                         ===========   ===========
     Partnership's capital. . . . . . .  $    54,403        49,572
                                         ===========   ===========

                                             2001         2000
                                         -----------   -----------
                                            (000's)      (000's)
Represented by:
  Invested capital. . . . . . . . . . .  $    31,725        31,725
  Cumulative distributions and other. .         (610)         (605)
  Cumulative net earnings . . . . . . .       23,288        18,452
                                         -----------   -----------
                                         $    54,403        49,572
                                         ===========   ===========

Total income. . . . . . . . . . . . . .  $   513,422       514,729
Expenses. . . . . . . . . . . . . . . .      392,739       427,921
                                         -----------   -----------
Net income before extraordinary item. .      120,683        86,808

Loss on early extinguishment of debt. .      (31,483)        --
                                         -----------   -----------
Net income. . . . . . . . . . . . . . .  $    89,200        86,808
                                         ===========   ===========
Partnership's share:
  Equity in earnings of BFP, LP . . . .  $     4,836         4,617
                                         -----------   -----------
                                         $     4,836         4,617
                                         ===========   ===========

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the years ended
December 31, 2001, 2000 and 1999 was $2,455,143, $2,455,143 and $2,455,143,
respectively. Such amounts may be written off sooner in the event of the sale or disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

     The total income, expenses and net income for the year ended
December 31, 1999 were $544,393,000, $419,190,000, and $125,203,000, respectively.


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2001
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $  145,425    149,085    163,101     152,023
                         ========== ========== ==========  ==========
Net earnings (loss) . .  $2,603,109    885,711   (494,109)    984,061
                         ========== ========== ==========  ==========
Net earnings (loss)
 per Interest . . . . .  $    2,459        837       (467)        930
                         ========== ========== ==========  ==========

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
                         ========== ========== ==========  ==========

                     INDEPENDENT AUDITORS' REPORT


To the Partners of
Brookfield Financial Properties, L.P.
New York, New York


     We have audited the accompanying consolidated balance sheet of Brookfield Financial Properties, L.P. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Financial Properties, L.P. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.











Deloitte & Touche LLP
April 25, 2002

        BROOKFIELD FINANCIAL PROPERTIES, L.P. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2001
                                (000's)



                                ASSETS


Commercial properties . . . . . . . . . . . . . . . . .    $2,930,857

Cash and cash equivalents (including
  restricted cash of $135,232). . . . . . . . . . . . .       150,949
Restricted treasury bills . . . . . . . . . . . . . . .       276,317
Accounts receivable . . . . . . . . . . . . . . . . . .        50,644
Loan to affiliate . . . . . . . . . . . . . . . . . . .       302,848
Other assets. . . . . . . . . . . . . . . . . . . . . .        75,912
                                                           ----------
Total Assets. . . . . . . . . . . . . . . . . . . . . .    $3,787,527
                                                           ==========



                   LIABILITIES AND PARTNERS' CAPITAL


Long term debt. . . . . . . . . . . . . . . . . . . . .    $2,705,777
Accounts payable and other liabilities. . . . . . . . .        83,290
                                                           ----------
                                                            2,789,067
                                                           ----------

Partners' capital . . . . . . . . . . . . . . . . . . .       998,460
                                                           ----------
Total Liabilities and Partners' Capital . . . . . . . .    $3,787,527
                                                           ==========




























              The accompanying notes are an integral part of these consolidated financial statements.

        BROOKFIELD FINANCIAL PROPERTIES, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                (000's)




REVENUES:
  Rental income . . . . . . . . . . . . . . . . . . . .    $  387,542
  Reimbursed rental income. . . . . . . . . . . . . . .        48,660
  Gain on sale of partnership interest. . . . . . . . .        32,082
  Equity earnings from joint ventures . . . . . . . . .        17,123
  Interest and other income . . . . . . . . . . . . . .        28,015
                                                           ----------
                                                              513,422
                                                           ----------

EXPENSES:
  Property operations . . . . . . . . . . . . . . . . .       145,097
  Interest. . . . . . . . . . . . . . . . . . . . . . .       176,328
  Administrative and development. . . . . . . . . . . .        11,067
  Depreciation and amortization . . . . . . . . . . . .        60,247
                                                           ----------
                                                              392,739
                                                           ----------

Net Income Before Extraordinary Item. . . . . . . . . .       120,683

Loss on Early Extinguishment of Debt. . . . . . . . . .       (31,483)
                                                           ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .    $   89,200
                                                           ==========































              The accompanying notes are an integral part of these consolidated financial statements.

        BROOKFIELD FINANCIAL PROPERTIES, L.P. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                (000's)



                                    Units
                       Balance     Retired                Balance
                      January 1,     and        Net     December 31,
                        2001     Transferred   Income       2001
                      ---------- ----------- ---------- ------------


    GENERAL PARTNERS

Brookfield Financial
  Properties, Inc.. . . $  9,151    $    (1)    $   894     $ 10,044

JMB 245 Park Avenue
  Holding Company,
  LLC . . . . . . . . .   49,572         (5)      4,836       54,403



     LIMITED PARTNERS

Brookfield Properties
 Corporation:

  Brookfield Proper-
   ties Holdings,
   Inc. . . . . . . . .  371,221        (37)     36,422      407,606

  Olympia & York
   Tower B Company. . .   72,180         (7)      7,069       79,242

  Battery Park
   Partners . . . . . .  351,081        (35)     34,447      385,493

  BFP II LLC. . . . . .    --        51,430         816       52,246

Emerald LP Holdings,
 Inc. . . . . . . . . .   47,597    (51,435)      3,838        --

Other . . . . . . . . .    8,974       (426)        878        9,426
                        --------    -------     -------     --------

                        $909,776    $  (516)    $89,200     $998,460
                        ========    =======     =======     ========















              The accompanying notes are an integral part of these consolidated financial statements.

        BROOKFIELD FINANCIAL PROPERTIES, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                (000's)




OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . .    $   89,200
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Loss on early extinguishment of debt. . . . . . . .        31,483
    Depreciation and amortization . . . . . . . . . . .        60,247
    Equity earnings from joint venture. . . . . . . . .       (17,123)
    Accrued interest income . . . . . . . . . . . . . .       (20,817)
    Accrued interest expense. . . . . . . . . . . . . .        (3,722)
    Gain on sale of partnership interest. . . . . . . .       (32,082)
    Increase in straight-line rent receivable . . . . .       (11,121)
    Changes in other operating assets and liabilities:
      Increase in restricted cash . . . . . . . . . . .        (8,703)
      Increase in accounts receivable . . . . . . . . .        (1,241)
      Increase in other assets. . . . . . . . . . . . .       (45,558)
      Increase in accounts payable and
        other liabilities . . . . . . . . . . . . . . .        15,334
                                                            ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES . . .        55,897
                                                            ---------

INVESTING ACTIVITIES:
  Additions to commercial properties. . . . . . . . . .      (139,361)
  Sale of partnership interest. . . . . . . . . . . . .       172,590
  Loan to affiliate . . . . . . . . . . . . . . . . . .      (294,976)
  Distributions from joint ventures . . . . . . . . . .        10,680
  Other assets. . . . . . . . . . . . . . . . . . . . .         3,320
                                                            ---------
        NET CASH USED IN INVESTING ACTIVITIES . . . . .      (247,747)
                                                            ---------

FINANCING ACTIVITIES:
  Additions to long term debt . . . . . . . . . . . . .     1,032,000
  Repayments of long term debt. . . . . . . . . . . . .      (403,315)
  Purchase of restricted treasury bills . . . . . . . .      (295,330)
  Redemption of restricted treasury bills . . . . . . .        19,013
  Repayment of loan from affiliate. . . . . . . . . . .      (158,014)
  Equity units retired. . . . . . . . . . . . . . . . .          (516)
                                                            ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES . . .       193,838
                                                            ---------

Decrease in cash and cash equivalents . . . . . . . . .         1,988
Cash and cash equivalents - beginning of year . . . . .        13,729
                                                            ---------

Cash and cash equivalents - end of year . . . . . . . .     $  15,717
                                                            =========









              The accompanying notes are an integral part of these consolidated financial statements.

        BROOKFIELD FINANCIAL PROPERTIES, L.P. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                (000's)


1.   ORGANIZATION

     Brookfield Financial Properties, L.P. (the "Company") is a Delaware limited partnership organized by and among Brookfield Financial Properties, Inc., a subsidiary of Brookfield Properties Holdings, Inc., a Delaware corporation, as a general partner, JMB 245 Park Avenue Holding Company, LLC, as a general partner, and Brookfield Properties Holdings, Inc., Olympia & York Tower B Company, BFP II LLC, and Battery Park Partners (which are subsidiaries of Brookfield Properties Corporation and are collectively referred to as BPHI), and various other partners as limited partners. BFP II LLC acquired its interest from Emerald LP Holdings, Inc., a subsidiary of Citigroup, on March 31, 2001.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a.   Basis of Presentation

     (i) The consolidated financial statements include the accounts of the Company and all of its subsidiaries, as well as joint ventures and partnerships which the Company controls, after elimination of intercompany accounts and transactions.

     (ii) The Company accounts for its investments in joint ventures and partnerships in which it does not have a controlling interest under the equity method.

     b.   Commercial Properties

     Included in commercial properties is real estate under development which is carried at cost. Interest, property taxes, insurance and direct project costs such as construction, administration and legal are capitalized as property costs. Capitalized carrying costs, consisting primarily of interest and real estate taxes, aggregated $34,000 for the year ended December 31, 2001, including interest of approximately $16,300.

     c.   Depreciation and amortization

     Depreciation of office buildings and improvements is provided on the straight-line method over the estimated lives of the buildings which management has estimated to range from 38 to 50 years. Amortization of tenant improvements and other leasing costs is provided on the straight-line method over the terms of the related leases.

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

     e.   Cash and Cash Equivalents

     The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents.

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

     g.   Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     h.   Rental income

     Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancellable term of the respective leases.

     i.   Accounting Pronouncements

     New Accounting Pronouncements SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was adopted by the Company as of January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because the Company does not currently utilize derivative instruments or engage in hedging activities, the implementation of this standard had no effect on the Company's consolidated financial statements.

     In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Disposal of Long Lived Assets ("SFAS 144"). SFAS 144 was adopted by the Partnership as of January 1, 2002, and supercedes existing accounting literature dealing with impairment and disposal of long lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of "component" of an entity that has been disposed of or is classified as held for sale. The implementation of this standard did not have an impact on the Company's consolidated financial statements.

3.   COMMERCIAL PROPERTIES

     Description

     The Company, through its subsidiaries and joint ventures, is primarily involved in the operation and development of commercial real estate located in New York City and Boston and whose tenants are principally large financial and professional service institutions. The properties owned by the Company, in whole or in part, are as follows:

     NEW YORK CITY                           BOSTON
     -------------                           ------
     World Financial Center - Tower A        53 State Street
     World Financial Center - Tower B        75 State Street
     World Financial Center - Tower D
     245 Park Avenue
     One Liberty Plaza
     300 Madison Avenue

These properties aggregate approximately 12 million square feet. The properties which are wholly owned at December 31, 2001 are World Financial Center Towers A and B, 245 Park Avenue, One Liberty Plaza and 300 Madison Avenue, a property currently under development expected to be completed in 2003. CIBC, a major tenant in Tower A, held a 26% partnership interest in Tower A, which the Company acquired on December 31, 2001.

Properties which are not consolidated as a result of the Company sharing control with its joint venture partners include Tower D which is held 51% by the Company and 49% by an affiliate of Merrill Lynch & Co. ("Merrill Lynch") and 53 State Street and 75 State Street, which are held 51% by the Company and 49% by an affiliate of Deutsche Bank, (DB). DB acquired its interest from the Company on March 30, 2001, pursuant to an option agreement executed on December 31, 1999, whereby DB had acquired an option to acquire 49% limited partnership interest in the entities which own 53 State Street and 75 State Street. The purchase price of the acquisition was approximately $172,000, resulting in a gain on the sale of approximately $32,000.

Included in Commercial Properties at December 31, 2001 are consolidated operating commercial properties of $2,337,000, real estate under development of $242,000, joint venture investments of $232,000, and straight-line rent receivables of $112,000.

CONSOLIDATED COMMERCIAL PROPERTIES:

     The Company's consolidated operating commercial properties at December 31, 2001 are as follows:

                 Land . . . . . . . . . . . .   $  348,179
                 Buildings and improvements .    2,225,064
                                                ----------
                                                 2,573,243
                 Accumulated depreciation
                  and amortization. . . . . .     (235,867)
                                                ----------
                 Total. . . . . . . . . . . .   $2,337,376
                                                ==========

JOINT VENTURE - COMMERCIAL PROPERTY:

     The condensed balance sheet and condensed statement of operations of the Company's partially owned properties, in which the Company has a joint venture investment, at and for the year ended December 31, 2001 is as follows:

   BALANCE SHEET

     ASSETS
       Commercial property. . . . . . . . . .   $1,125,507
       Other assets . . . . . . . . . . . . .      148,801
                                                ----------
       Total assets . . . . . . . . . . . . .   $1,274,308
                                                ==========
     LIABILITIES
       Long term debt . . . . . . . . . . . .   $  766,844
       Accounts payable and other . . . . . .       13,213
                                                ----------
       Total liabilities. . . . . . . . . . .      780,057
                                                ----------
     PARTNERS' CAPITAL
       Brookfield Financial Properties, L.P..      232,698
       Co-venturers . . . . . . . . . . . . .      261,553
                                                ----------
                                                   494,251
                                                ----------
       Total liabilities and
         partners' capital. . . . . . . . . .   $1,274,308
                                                ==========

   STATEMENT OF OPERATIONS

     Revenues . . . . . . . . . . . . . . . .   $  156,742
     Operating expenses . . . . . . . . . . .      (98,500)
     Depreciation and amortization. . . . . .      (23,895)
                                                ----------
       Net income . . . . . . . . . . . . . .   $   34,347
                                                ==========

4.   LONG TERM DEBT

     Long term debt secured by mortgages and other security interests which are collateralized by commercial properties of $2,646,000 at December 31, 2001 carries a weighted average interest rate of 7.0%. Cash paid for interest on long term debt obligations for the year ended December 31, 2001 aggregated approximately $173,000.

     On January 31, 2001, the Company entered into a new mortgage loan for One Liberty Plaza in the principal amount of $432,000, and purchased treasury bills of approximately $295,000 which were transferred to a trust to service the existing debt and are classified as restricted. The defeasance did not meet the requirements of a defeasance under GAAP.

     On February 2, 2001, the Company refinanced its mortgage obligation for 245 Park Avenue. The new financing is in the principal amount of $500,000. The Company repaid the existing loans in the principal amounts of $201,000 and $73,000, and incurred a prepayment penalty and other costs aggregating $31,483, which are shown as an extraordinary loss on early extinguishment of debt in the consolidated statement of operations.

     In addition, included in long term debt is subordinated long term debt of $59,800 which represents the net carrying value of a zero coupon note (the Note) payable by WFP Tower B Co., L.P. (the Partnership), a subsidiary of the Company, upon its maturity on October 1, 2014. The Note carries a face principal amount of $150,000 (the Face Principal Amount). On maturity the Partnership will pay the Face Principal Amount and, if any, the Maturity Contingent Principal Amount (together, the Maturity Stated Principal Amount). The Maturity Contingent Principal Amount is the lesser of (a) 25% of amount by which Tower B fair market value at maturity exceeds $600,000 and (b) $517,298. In lieu of paying in cash the Maturity Stated Principal Amount, the Partnership may elect to deliver to the lender a 25% interest in the Building located at Parcel B at the World Financial Center, New York, New York (the Equity Interest), provided that the fair market value of the Building, taking into account the then outstanding principal indebtedness secured by the leasehold interest in the Building, is at least $600,000. However, if the lender elects to receive cash instead, then the Partnership has to repay the Maturity Stated Principal Amount and not deliver the Equity Interest. The carrying amount of this Note represents the current value of the Note based upon the estimated residual value of the building discounted at 9.5%.

     The scheduled repayments of long term debt at December 31, 2001 are as follows:

       Years ending December 31, 2002 . . . .    $   44,625
                               2003 . . . . .       758,291
                               2004 . . . . .        68,178
                               2005 . . . . .        73,265
                               2006 . . . . .        78,480
                               Thereafter . .     1,682,938
                                                 ----------
                                                 $2,705,777
                                                 ==========

5.   RENTALS UNDER OPERATING LEASES

     Rental revenues are derived from the leasing of space in the buildings to commercial and retail tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense escalations to be paid in monthly installments. Rental income includes additional rentals for operating expense reimbursements and escalations amounting to $68,900 for the year ended December 31, 2001.

     The following is a schedule of minimum future rental payments under noncancellable operating leases during the next five years and thereafter.


       Years ending December 31, 2002 . . . .    $  335,380
                               2003 . . . . .       340,877
                               2004 . . . . .       347,645
                               2005 . . . . .       324,742
                               2006 . . . . .       301,698
                               Thereafter . .     2,334,536
                                                 ----------
                               Total future
                                 minimum
                                 rental
                                 payments . .    $3,984,878
                                                 ==========


6.   RELATED PARTY TRANSACTIONS

     Included in other assets is a note receivable from BPHI in the amount of $1,800. This note bore interest at 9% through November 2001, at which time the note was extended for a five year period through November 2006 at an interest rate of prime less .5%.

     During the year the Company was indebted to an affiliate of BPHI, which amount bore interest at 8% and was repaid during the year. Interest paid in 2001 on this loan aggregated $900 in 2001. Furthermore, during the year the Company entered into a loan agreement with an affiliate of BPHI which matures on December 31, 2003, whereby the Company made advances to the affiliate. Such advances bear interest at a rate of prime less .5%, such rate being 4.75% at December 31, 2001. Total interest earned on the advances aggregated $13,200 for the year ended December 31, 2001, at which time the balance outstanding, including accrued interest, was $303,000.

7.   PARTNERS' CAPITAL

     During the year the Company purchased limited partnership units from certain partners at a price in excess of current carrying value which resulted in an adjustment to the carrying value of the remaining partnership units.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various ground leases expiring between 2069 and 2077. The following is a schedule of the future minimum rental payments under these leases.

             Years ending December 31, 2002 . . . .    $  12,980
                                       2003 . . . .       12,997
                                       2004 . . . .       13,016
                                       2005 . . . .       13,033
                                       2006 . . . .       13,051
                                       Thereafter .      633,125
                                                        --------
                                                        $698,202
                                                        ========

9.   SEPTEMBER 11, 2001

     The Company owns four properties, Tower A, B and D at the World Financial Center and One Liberty Plaza that are located near or adjacent to the World Trade Center site. As a result of the collapse of the World Trade Center, the properties suffered various degrees of non-structural damage, primarily in the form of broken windows and debris infiltration. Consequently, the properties were rendered temporarily untenantable.

     The Company is responsible for the repair and clean-up work to be done at Tower A and One Liberty Plaza, and Merrill Lynch, pursuant to its lease obligation, is responsible for the work to be done at Towers B and D. As of December 31, 2001, the work at all four properties was substantially complete, and tenants had re-occupied both One Liberty Plaza and Tower D. Tenants re-occupied Tower A and Tower B in the first quarter of 2002.

     The Company maintains insurance coverage for the clean-up and repair work at Tower A and One Liberty Plaza while Merrill Lynch carries similar coverages for Towers B and D. The total costs of the clean-up and repair work the Company is responsible for is estimated to be $131,900, substantially all of which the Company believes is recoverable from insurance carriers. As of December 31, 2001, approximately $23,100 of costs have been incurred, for which $50,000 has been received from insurance carriers. In addition, the Company has recognized approximately $46,500 as lost rental income of which $23,500 has been received as of December 31, 2001. Furthermore, rent credits in the amount of $17,700 are due to tenants as a result of rent received for periods when Tower A and One Liberty Plaza were untenantable, and are included in accounts payable and other liabilities at December 31, 2001.

     In accordance with GAAP clean-up and other costs are expensed when incurred and insurance recoveries are recognized when they are deemed probable as evidenced by receipts. Insurance proceeds received through April 25, 2002 were approximately $105,000.

     As a result of September 11, 2001, the Company presently has limited terrorism insurance. Accordingly, a terrorist attack could have a material effect on the Company's assets. The Company has reviewed its mortgage loan agreements and believes it is in compliance, in all material respects, with the contractual obligations therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 2001 and 2000.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation. Substantially all of the outstanding shares of stock of JMB Investment Holdings - I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the BFP, LP venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and current or former officers of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest with respect to matters relating to the term loan notes and the demand notes payable to JMB, including, among other things, the assessment by JMB of default interest and the remedies available to JMB in the event of a default under any of the notes. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan and demand notes.

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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 13, 2002. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 13, 2002. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIII and Carlyle-XIV.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB. Certain of such officers are also partners, directly or indirectly, in the associate general partners in the Partnership, Carlyle-XIII and Carlyle-XIV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 64) is Chairman, a director and Chief Financial Officer of JMB and an officer and/or director of various JMB affiliates.
He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 64) is President and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. Mr. Bluhm is a member of the Bar of the State of Illinois.

     Gary Nickele (age 49) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 39) is a Senior Vice President of JMB. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 53) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 53) is Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described in the Notes. No such cash distributions were paid to the General Partners in 2001, 2000 or 1999. The General Partners were allocated aggregate profits for tax purposes of $204,707 from the Partnership in 2001. Such allocation of profits reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. No such expenses were reimbursed to the General Partners during 2001.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 2001, an affiliate of the General Partners was entitled to reimbursements for such expenses in the amount of $12,286 of which $5,334 was payable at December 31, 2001.

     As of December 31, 2001, JMB has advanced approximately $12,375,000, under the original demand note, which reflects the principal and interest payments made related to a term loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the annual rate of prime (as such prime rate changes from time to time) plus 1% (5.75% at December 31, 2001) and payment is deferred.

The demand note allows a maximum principal sum of a specified amount.

     JMB's term loans to the Partnership had a maturity date of December 31, 1998. Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term notes to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and interest on the other term loan notes (including the note representing the interest rate swap payment) are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at December 31, 2001) per annum with interest accruing and compounding quarterly. Through December 31, 2001, JMB has advanced approximately $12,240,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 of approximately $1,395,000.

Accrued interest on the demand notes and term loan notes was approximately $18,064,000, $27,704,000 and $15,982,000 at December 31, 2001, 2000 and
1999, respectively. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the notes.

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

            4-B. $16,042,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation are hereby incorporated herein by reference to Exhibit 4-U to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 013545) filed on November 9, 1995.

            4-C. $25,000,000 Second Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-V to the Partnership's
                    Form 10-Q Report for September 30, 1995, (File
                    No. 0-13545) filed on November 9, 1995.

            4-D. $2,194,631.25 Amended and Restated Promissory Note and related documents dated August 1, 1995 between JMB/245 Park Avenue Associates and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-W to the Partnership's
                    Form 10-Q Report for September 30, 1995, (File
                    No. 0-13545) filed on November 9, 1995.

            4-E. Amended and Restated Demand Note dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4-X to the Partnership's
                    Form 10-Q Report for September 30, 1995, (File
                    No. 0-13545) filed on November 9, 1995.

            4-F. Fourth Amendment to Loan Documents dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation detailing amendments to the term loans, are hereby incorporated herein by reference to Exhibit 4-Y to the Partnership's
                    Form 10-Q Report for September 30, 1995, (File
                    No. 0-13545) filed on November 9, 1995.

            4-G. Consent Agreement dated December 29, 1983 from JMB/245 Park Avenue Associates, Ltd. to Continental Illinois Bank of Chicago (Continental) detailing the transactions for which the Partnership would obtain Continental's consent, are hereby incorporated herein by reference to Exhibit 4-Z to the Partnership's
                    Form 10-Q Report for September 30, 1995, (File
                    No. 0-13545) filed on November 9, 1995.

            4-H. Third Amended and Restated Security Agreement dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation, are hereby incorporated herein by reference to
                    Exhibit 4-AA to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

            4-I. Amendment No. 1 to $16,042,000 Second Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for March 31, 2001 on Form 10-Q (File No. 0-13545) dated May 9, 2001.

            4-J. Amendment No. 1 to $25,000,000 Second Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for March 31, 2001 on Form 10-Q (File No. 0-13545) dated May 9, 2001.

            4-K. Amendment No. 1 to $2,194,321.25 Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for March 31, 2001 on Form 10-Q (File No. 0-13545) dated May 9, 2001.

            4-L. Demand Note dated May 7, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for June 30, 2001 on Form 10-Q (File NO. 0-13545) dated August 10, 2001.

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

            21.     List of Subsidiaries of the Partnership.

            99.1. Pages 19-21 and 31-38 from the Partnership's Private Place Memorandum dated May 7, 1984 and Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership are filed herewith.

  (b) No report on Form 8-K has been filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 2001 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   May 10, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Principal Executive Officer
                Date:   May 10, 2002


                        JUDD D. MALKIN
                By:     Judd D. Malkin
                        Principal Financial Officer
                Date:   May 10, 2002


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                Date:   May 10, 2002

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

4-E.      Amended and Restated Demand Note
          dated August 1, 1995 between JMB/245
          Park Avenue Associates and JMB Realty
          Corporation                                   Yes

4-F.      Fourth Amendment to Loan Documents
          dated August 1, 1995 between JMB/245
          Park Avenue Associates, Ltd. and
          JMB Realty Corporation                        Yes

4-G.      Consent Agreement dated December 29,
          1983 from JMB/245 Park Avenue Associates
          to Continental Illinois Bank of
          Chicago (Continental)                         Yes

4-H.      Third Amended and Restated Security
          Agreement dated August 1, 1995 between
          JMB/245 Park Avenue Associates, Ltd.
          and JMB Realty Corporation                    Yes

4-I.      Amendment No. 1 to $16,042,000 Second
          Amended and Restated Promissory Note
          made effective January 3, 2001 between
          JMB/245 Park Avenue Associates and
          JMB Realty Corporation                        Yes

                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE
                                              -------------

4-J.      Amendment No. 1 to $25,000,000 Second
          Amended and Restated Promissory Note
          made effective January 3, 2001 between
          JMB/245 Park Avenue Associates and
          JMB Realty Corporation                        Yes

4-K.      Amendment No. 1 to $2,194,321.25
          Amended and Restated Promissory Note
          made effective January 3, 2001 between
          JMB/245 Park Avenue Associates and
          JMB Realty Corporation                        Yes

4-L.      Demand Note dated May 7, 2001 between
          JMB/245 Park Avenue Associates and
          JMB Realty Corporation                        Yes

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

10-C.     Amended and Restated Agreement of
          Limited Partnership of World Financial
          Properties dated as of November 21, 1996      Yes

10-D.     JMB Transaction Agreement dated as of
          November 21, 1996                             Yes

10-E.     Consent and Substitution of Collateral
          dated November 21, 1996                       Yes

  21.     List of Subsidiaries of the Partnership.       No

99.1.     Pages 19-21 and 31-38 from the
          Partnership's Private Place Memorandum
          dated May 7, 1984 and Article 14
          (pages 15-17) of the Partnership's
          Amended and Restated Agreement of
          Limited Partnership                            No