Form 10-Q
period 2002-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2002-05-20
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 2002           Commission file #0-13545



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

                        CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 2002 AND DECEMBER 31, 2001
                                (UNAUDITED)

                                  ASSETS
                                  ------
                                             MARCH 31,       DECEMBER 31,
                                               2002             2001
                                           ------------      -----------
Current assets:
  Cash and cash equivalents. . . . . .     $    504,223          475,931
  Other receivables. . . . . . . . . .            6,107           82,007
                                           ------------     ------------
          Total assets . . . . . . . .     $    510,330          557,938
                                           ============     ============

           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
          ------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .     $     74,729           74,029
  Interest payable to affiliate. . . .        7,591,932        7,351,940
  Demand notes payable to affiliate. .       25,509,510       25,206,085
                                           ------------     ------------
          Total current liabilities. .       33,176,171       32,632,054

Notes payable to an affiliate -
  long-term including accrued interest       54,103,433       53,949,480
                                           ------------     ------------

Commitments and contingencies

          Total liabilities. . . . . .       87,279,604       86,581,534

Investment in unconsolidated
  venture, at equity . . . . . . . . .       28,934,610       30,712,396
Venture partner's equity in venture. .          378,435          360,658

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative cash distributions. . .         (480,000)        (480,000)
    Cumulative net earnings (losses) .      (11,973,982)     (12,034,842)
                                           ------------     ------------
                                            (12,452,982)     (12,513,842)
                                           ------------     ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .      113,057,394      113,057,394
    Cumulative cash distributions. . .       (7,520,000)      (7,520,000)
    Cumulative net earnings (losses) .     (209,166,731)    (210,120,202)
                                           ------------     ------------
                                           (103,629,337)    (104,582,808)
                                           ------------     ------------
          Total partners' capital
            accounts (deficits). . . .     (116,082,319)    (117,096,650)
                                           ------------     ------------
                                           $    510,330          557,938
                                           ============     ============

       See accompanying notes to consolidated financial statements.

                   JMB/245 PARK AVENUE ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                (UNAUDITED)




                                                  2002          2001
                                               ----------    ----------

Income:
  Interest and other income. . . . . . . . .   $    2,164       145,425
                                               ----------    ----------

Expenses:
  Interest . . . . . . . . . . . . . . . . .      697,370     1,020,738
  Professional services. . . . . . . . . . .       23,098        83,878
  General and administrative . . . . . . . .       27,374        26,238
                                               ----------    ----------

                                                  747,842     1,130,854
                                               ----------    ----------

                                                 (745,678)     (985,429)

Partnership's share of earnings (loss)
  from operations of unconsolidated
  venture. . . . . . . . . . . . . . . . . .    1,777,786     3,624,786
Venture partner's share of venture
  operations . . . . . . . . . . . . . . . .      (17,777)      (36,248)
                                               ----------    ----------

          Net earnings (loss). . . . . . . .   $1,014,331     2,603,109
                                               ==========    ==========

          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . . .   $      958         2,459
                                               ==========    ==========
























       See accompanying notes to consolidated financial statements.

                   JMB/245 PARK AVENUE ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                (UNAUDITED)




                                                  2002          2001
                                               ----------    ----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .   $1,014,331     2,603,109
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture. . . . . . . . . . . . . . . .   (1,777,786)   (3,624,786)
    Venture partner's share of
      venture operations . . . . . . . . . .       17,777        36,248
  Changes in:
    Other receivables. . . . . . . . . . . .       75,900        40,966
    Accounts payable . . . . . . . . . . . .          700        82,075
    Interest payable to affiliate. . . . . .      579,265       620,738
                                               ----------    ----------

          Net cash provided by
            (used in) operating
            activities . . . . . . . . . . .      (89,813)     (241,650)
                                               ----------    ----------

Cash flows from financing activities:
  Fundings of demand note payable. . . . . .      118,105         --
                                               ----------    ----------

          Net cash provided by
            (used in) financing
            activities . . . . . . . . . . .      118,105         --
                                               ----------    ----------

          Net increase (decrease)
            in cash. . . . . . . . . . . . .       28,292      (241,650)

          Cash and cash equivalents,
            beginning of year. . . . . . . .      475,931       470,475
                                               ----------    ----------

          Cash and cash equivalents,
            end of period. . . . . . . . . .   $  504,223       228,825
                                               ==========    ==========


Supplemental disclosure of cash flow
 information:
  Cash paid for interest to an affiliate . .   $  118,105       400,000
                                               ==========    ==========









       See accompanying notes to consolidated financial statements.

                   JMB/245 PARK AVENUE ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2002 AND 2001
                                (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2001, which are included in the Partnership's 2001 Annual Report on Form 10-K (File No. 0-13545) dated May 10, 2002, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as the Partnership's 2001 Annual Report on Form 10-K.

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

     As a result of the 1996 restructuring, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. BFP, LP's principal assets are wholly-owned or majority and controlling interests in seven office buildings (including the 245 Park Avenue office building).

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership was entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received were not to be less than $400,000 or exceed $600,000 for any twelve month period and were not to be less than $2,300,000 over the term of the agreement. The Partnership's right to receive such fees has expired and all such amounts were received. For the three months ended March 31, 2001, the Partnership earned $142,095 of management fees pursuant to the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership has or had the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003, which could result in the recognition by the Partnership (and the Holders of Interests) of substantial gain for Federal income tax purposes without a significant amount of proceeds from such transaction. During 2001, the debt secured by the 245 Park Avenue property was refinanced with a new mortgage obligation in the principal amount of $500 million.

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

     In July 1995, JMB purchased from the lenders the term loans and their security interests in the related collateral, including the JMB guarantee, which was terminated. JMB continued to hold the notes for these loans generally under the same terms and conditions that were in effect prior to the purchase. However, no scheduled principal payments were required prior to maturity of the LIBOR Note. Interest on the LIBOR Note was payable monthly at a floating rate which, at the option of the Partnership, was related to either LIBOR or the prime rate of Bank of America. Through December 31, 2000, no payments of interest on the LIBOR Note had been made subsequent to July 31, 1995 and unpaid interest at the applicable interest rate (including the default interest rate for the period from December 31, 1998, as discussed below) accrued and compounded monthly. The scheduled maturity of the term loans was December 31, 1998. However, JMB did not pursue any remedies under these notes as a result of the non-payment of monthly interest under the LIBOR Note or the maturity of the term loan notes. In 2001, the maturity date was extended to January 2, 2006, as discussed below.

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

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued interest, which is compounded annually, on the other term loan notes are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at March 31, 2002) per annum with interest accruing and compounding quarterly. Through March 31, 2002, JMB has advanced approximately $12,358,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 of approximately $1,395,000. For the three months ended March 31, 2002, JMB has advanced approximately $118,000 to the Partnership through the new demand note to pay outstanding accrued interest of approximately $118,000 on the LIBOR note.

     Each of the notes to JMB is cross-defaulted, secured by the Partnership's interest in BFP, LP and subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP. It currently appears unlikely, however, that any significant operating distributions will be received by the Partnership from BFP, LP due to the level of indebtedness remaining on the properties owned by BFP, LP. Accordingly, the Partnership's primary source of capital to pay for continuing operations is additional advances from JMB under the demand loans. Accrued and unpaid interest on the demand notes and term loan notes is approximately $18,459,000 and $18,064,000 at March 31, 2002 and
December 31, 2001, respectively.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating approximately $87,205,000 and $86,508,000 at March 31, 2002 and December 31, 2001, respectively). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was approximately $87,205,000 and $86,508,000 at March 31, 2002 and December 31, 2001,
respectively. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the notes. For the three months ended March 31, 2002 and 2001, the Partnership incurred approximately $697,000 and $1,021,000, respectively, for interest on the demand notes and term loan notes. JMB has advanced approximately $118,000 to the Partnership through the new demand note to pay outstanding accrued interest on the LIBOR note of approximately $118,000 for the three months ended March 31, 2002. Accrued and unpaid interest on the demand notes and term loan notes is approximately $18,459,000 and $18,064,000 at March 31, 2002 and December 31, 2001, respectively.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred $6,215 and $439 for the three months ended March 31, 2002 and 2001, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $6,215 was unpaid as of March 31, 2002.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the three months ended March 31, 2002 and 2001 is as follows:

                                                 2002             2001
                                               --------         -------
                                               (000's)          (000's)
     Total income. . . . . . . . . . .         $108,683         307,454
                                               ========         =======
     Operating income. . . . . . . . .         $ 21,460          55,535
                                               ========         =======
     Partnership's share of income . .         $  1,164           3,011
                                               ========         =======

     The above total income, operating income and Partnership's share of income for 2001 include the 2001 sale of a 49% limited partnership interest in the entities that own 53 State Street and 75 State Street office buildings.

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the three months ended March 31, 2002 and 2001 was $613,786. Such amount may be written off sooner in the event of the sale or other disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 2002 and for the three months ended March 31, 2002 and 2001.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment property.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB Realty Corporation ("JMB") under the demand loans, and there is no assurance that such advances will continue to be made.

     As of March 31, 2002, JMB has advanced approximately $12,376,000, under the original demand note, which reflects the principal and interest payments made related to a term loan modification in prior years and advances to pay operating costs of the Partnership. Interest accrues on these advances at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at March 31, 2002) per annum and payment is deferred. The demand note allows a maximum principal sum of a specified amount.

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

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued interest, which is compounded annually, on the other term loan notes are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at March 31, 2002) per annum with interest accruing and compounding quarterly. Through March 31, 2002, JMB has advanced approximately $12,358,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 of approximately $1,395,000. For the three months ended March 31, 2002, JMB has advanced approximately $118,000 to the Partnership through the new demand note to pay outstanding interest of approximately $118,000 on the LIBOR note. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the notes. For the three months ended March 31, 2002 and 2001, the Partnership incurred approximately $697,000 and $1,021,000, respectively, for interest on the demand notes and term loan notes. Accrued and unpaid interest on the demand notes and term loan notes is approximately $18,459,000 and $18,064,000 at March 31, 2002 and December 31, 2001, respectively.

     Brookfield Properties Corporation ("BPC"), the parent company of the managing general partner of BFP, LP, has reported that BFP, LP's four downtown Manhattan office buildings (One Liberty Plaza, One World Financial Center, Two World Financial Center and Four World Financial Center) sustained no structural damage as a result of the September 11, 2001, attacks on the World Trade Center. The properties did incur broken windows, damaged window frames and building facade and loss of water, electric and telephone services for a period of time. Substantial clean-up of the properties was also required. In addition, the glass atrium in the middle of the World Financial Center complex incurred more damage from falling debris than other areas of the complex. According to BPC, the atrium, which is not integral to the daily operation or re-tenanting of the World Financial Center complex, is expected to be restored and re-opened in the Fall of 2002.

     According to BPC, BFP, LP is responsible for repairs to One Liberty Plaza, One World Financial Center, the glass atrium and common areas of the World Financial Center complex, and Merrill Lynch & Company, as the tenant under triple-net leases, is responsible for repairs to Two World Financial Center and Four World Financial Center. BPC has reported that BFP, LP is covered by insurance for any costs incurred to repair One Liberty Plaza, One World Financial Center, the glass atrium and common areas at the complex and for business interruption claims. BFP, LP has received payment for a portion of its insurance claims and expects to receive the full balance of these claims. According to BPC, repairs to Two World Financial Center and Four World Financial Center are covered by insurance obtained by the tenant under its leases for those properties. BPC has reported that to date there have been no lease cancellations at BFP, LP's New York properties, although there is no assurance that a tenant or tenants will not attempt to do so as a result of events occurring on September 11, 2001.

One Liberty Plaza and Four World Financial Center re-opened in October 2001, and One World Financial Center and Two World Financial Center re-opened in the first quarter of 2002.

     Property and casualty and business interruption insurance coverage for BFP, LP's properties was renewed in October, 2001. The renewal insurance covers the replacement cost of the properties but does not include coverage for damage or business interruption claims related to acts of terrorism. Accordingly, damage or business interruption costs due to acts of terrorism in the future could result in material costs to BFP, LP.

     In December 1999, BFP, LP executed an agreement pursuant to which an institutional investor agreed to an option to purchase a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings. The transaction closed during the first quarter of 2001 and generated net proceeds of approximately $168 million to BFP, LP. The transaction resulted in gain for financial reporting and Federal income tax purposes without any cash proceeds to the Partnership.

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

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating approximately $87,205,000 and $86,508,000 at March 31, 2002 and December 31, 2001, respectively). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in other receivables and the increase in cash and cash equivalents at March 31, 2002 as compared to December 31, 2001 is primarily due to the timing of receipt of certain property management fees from 245 Park Avenue. The Partnership's right to receive such fees pursuant to the JMB Transaction Agreement expired December 31, 2001.

     Interest and other income for the three months ended March 31, 2001 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described in the Notes. The Partnership's right to receive such fees expired December 31, 2001.

     The decrease in interest expense for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily due to a lower average interest rates on the outstanding principal balances of the LIBOR Note and the demand notes payable to JMB.

     The decrease in professional services for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily due to legal fees incurred related to the extension of the Partnership's term loan notes in 2001.

     The decreases in Partnership's share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the three months ended March 31, 2002 as compared to the same period in 2001 is primarily due to the 2001 gain from the sale of a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings.

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


                       JMB/245 PARK AVENUE ASSOCIATES, LTD.

                       BY:   JMB Park Avenue, Inc.
                             Corporate General Partner




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 13, 2002