Form 10-Q
period 2002-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2002-08-21
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2002        Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2002 AND DECEMBER 31, 2001
                              (UNAUDITED)

                                ASSETS
                                ------
                                           JUNE 30,      DECEMBER 31,
                                            2002            2001
                                        ------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $    449,101         475,931
  Other receivables . . . . . . . . .          8,121          82,007
                                        ------------    ------------
          Total assets. . . . . . . .   $    457,222         557,938
                                        ============    ============

         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
        ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     44,297          74,029
  Interest payable to affiliate . . .      7,769,454       7,351,940
  Demand notes payable to affiliate .     25,886,193      25,206,085
                                        ------------    ------------
          Total current liabilities .     33,699,944      32,632,054

Notes payable to an affiliate -
  long-term including accrued interest    54,259,096      53,949,480
                                        ------------    ------------

Commitments and contingencies

          Total liabilities . . . . .     87,959,040      86,581,534

Investment in unconsolidated
  venture, at equity. . . . . . . . .     26,837,825      30,712,396
Venture partner's equity in venture .        399,399         360,658

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net earnings (losses).    (11,893,386)    (12,034,842)
                                        ------------    ------------
                                         (12,372,386)    (12,513,842)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net earnings (losses).   (207,904,050)   (210,120,202)
                                        ------------    ------------
                                        (102,366,656)   (104,582,808)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .   (114,739,042)   (117,096,650)
                                        ------------    ------------
                                        $    457,222         557,938
                                        ============    ============

     See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30                      JUNE 30
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------
Income:
  Interest and other income . . . . . . . . . . .   $    1,821       149,085         3,985       294,510
                                                    ----------    ----------    ----------    ----------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .      709,868       933,179     1,407,238     1,953,917
  Professional services . . . . . . . . . . . . .        4,221           769        27,319        84,647
  General and administrative. . . . . . . . . . .       20,276        25,087        47,650        51,325
                                                    ----------    ----------    ----------    ----------

                                                       734,365       959,035     1,482,207     2,089,889
                                                    ----------    ----------    ----------    ----------

                                                      (732,544)     (809,950)   (1,478,222)   (1,795,379)

Partnership's share of earnings (loss) from
  operations of unconsolidated venture. . . . . .    2,096,785     1,712,789     3,874,571     5,337,575
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . .      (20,964)      (17,128)      (38,741)      (53,376)
                                                    ----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .   $1,343,277       885,711     2,357,608     3,488,820
                                                    ==========    ==========    ==========    ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . . .   $    1,269           837         2,227         3,296
                                                    ==========    ==========    ==========    ==========




                        See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)




                                              2002          2001
                                           -----------  -----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .  $ 2,357,608    3,488,820
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture . . . . . . . . . . . . . .   (3,874,571)  (5,337,575)
    Venture partner's share of
      venture operations. . . . . . . . .       38,741       53,376
  Changes in:
    Other receivables . . . . . . . . . .       73,886       43,311
    Accounts payable. . . . . . . . . . .      (29,732)       4,239
    Interest payable to affiliate . . . .    1,105,152  (10,133,116)
                                           -----------  -----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . . . .     (328,916) (11,880,945)
                                           -----------  -----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .      302,086   11,687,033
                                           -----------  -----------

          Net cash provided by
            (used in) financing
            activities. . . . . . . . . .      302,086   11,687,033
                                           -----------  -----------

          Net increase (decrease)
            in cash . . . . . . . . . . .      (26,830)    (193,912)

          Cash and cash equivalents,
            beginning of year . . . . . .      475,931      470,475
                                           -----------  -----------

          Cash and cash equivalents,
            end of period . . . . . . . .  $   449,101      276,563
                                           ===========  ===========


Supplemental disclosure of cash flow
 information:
  Cash paid for interest to an affiliate.  $   302,086   12,087,033
                                           ===========  ===========









     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001
                              (UNAUDITED)

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

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership was entitled to receive one third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received were not to be less than $400,000 or exceed $600,000 for any twelve month period and were not to be less than $2,300,000 over the term of the agreement. The Partnership's right to receive such fees has expired and all such amounts were received. For the six months ended June 30, 2001, the Partnership earned $288,755 of management fees pursuant to the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership has or had the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003, which could result in the recognition by the Partnership (and the Holders of Interests) of substantial gain for Federal income tax purposes without a significant amount of proceeds from such transaction. During 2001, the debt secured by the 245 Park Avenue property was refinanced with a new mortgage obligation in the principal amount of $500 million. There were no refinancing proceeds distributed to the Partnership.

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

     Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term loan notes from December 31, 1998 to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, the incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998.

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued interest, which is compounded annually, on the other term loan notes are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at June 30, 2002) per annum with interest accruing and added to principal quarterly. Through June 30, 2002, JMB has advanced approximately $12,542,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 of approximately $1,395,000.

For the six months ended June 30, 2002, JMB has advanced approximately $302,000 to the Partnership through the new demand note to pay outstanding accrued interest of approximately $302,000 on the LIBOR note.

     Each of the notes to JMB is cross-defaulted, secured by the Partnership's interest in BFP, LP and subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP. It currently appears unlikely, however, that any significant operating distributions will be received by the Partnership from BFP, LP due to the level of indebtedness remaining on the properties owned by BFP, LP. Accordingly, the Partnership's primary source of capital to pay for continuing operations is additional advances from JMB under the demand loans. Accrued and unpaid interest on the old demand note and term loan notes is approximately $18,792,000 and $18,064,000 at June 30, 2002 and December 31, 2001, respectively.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating approximately $87,915,000 and $86,508,000 at June 30, 2002 and December 31, 2001, respectively).
Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was approximately $87,915,000 and $86,508,000 at June 30, 2002 and December 31, 2001,
respectively. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the notes. For the six months ended June 30, 2002 and 2001, the Partnership incurred approximately $1,407,000 and $1,954,000, respectively, for interest on the demand notes and term loan notes. JMB has advanced approximately $302,000 to the Partnership through the new demand note to pay outstanding accrued interest on the LIBOR note of approximately $302,000 for the six months ended June 30, 2002. Accrued and unpaid interest on the old demand note and term loan notes is approximately $18,792,000 and $18,064,000 at June 30, 2002 and December 31, 2001, respectively.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred $15,683 and $3,663 for the six months ended June 30, 2002 and 2001, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $7,102 was unpaid as of June 30, 2002.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the six months ended June 30, 2002 and 2001 is as follows:

                                              2002            2001
                                            --------        -------
                                            (000's)         (000's)

     Total income . . . . . . . . . .       $223,244        592,315
                                            ========        =======
     Operating income . . . . . . . .       $ 48,804         75,796
                                            ========        =======
     Partnership's share of income. .       $  2,647          4,110
                                            ========        =======

     The above total income, operating income and Partnership's share of income for 2001 include the 2001 sale of a 49% limited partnership interest in the entities that own 53 State Street and 75 State Street office buildings.

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the six month periods ended June 30, 2002 and 2001 was $1,227,571. Such amount may be written off sooner in the event of the sale or other disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001.

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

     As of June 30, 2002, JMB has advanced approximately $12,376,000, under the original demand note, which reflects the principal and interest payments made related to modification of the term loans in a prior year and advances to pay operating costs of the Partnership. Interest accrues on these advances at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at June 30, 2002) per annum and payment is deferred. The demand note allows a maximum principal sum of a specified amount.

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

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued interest, which is compounded annually, on the other term loan notes are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at June 30, 2002) per annum with interest accruing and added to principal quarterly. Through June 30, 2002, JMB has advanced approximately $12,542,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 of approximately $1,395,000.

For the six months ended June 30, 2002, JMB has advanced approximately $302,000 to the Partnership through the new demand note to pay outstanding interest of approximately $302,000 on the LIBOR note. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the notes. For the six months ended June 30, 2002 and 2001, the Partnership incurred approximately $1,407,000 and $1,954,000, respectively, for interest on the demand notes and term loan notes. Accrued and unpaid interest on the old demand note and term loan notes is approximately $18,792,000 and $18,064,000 at June 30, 2002 and December 31, 2001,
respectively.

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

     According to BPC, BFP, LP is responsible for repairs to One Liberty Plaza, One World Financial Center, the glass atrium and common areas of the World Financial Center complex, and Merrill Lynch & Company, as the tenant under triple-net leases, is responsible for repairs to Two World Financial Center and Four World Financial Center. BPC has reported that BFP, LP is covered by insurance for any costs incurred to repair One Liberty Plaza, One World Financial Center, the glass atrium and common areas at the complex and for business interruption claims and has received through the second quarter of 2002 a total of $170 million for property and business interruption insurance claims relating to the events of September 11, 2001.

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

     BFP, LP is currently developing a 35-story, approximately 1,200,000 square foot office building at 300 Madison Avenue in New York, New York. The property is currently expected to be substantially completed in the second half of 2003. BPC has reported that acquisition and ongoing development costs are to be funded primarily through permanent financing obtained in April 2002 and secured by the project. The entire project has been leased to one tenant for a 30-year term. The tenant also has an option, for two years after substantial completion of the project, to acquire a 49% interest in the project at cost.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating approximately $87,915,000 and $86,508,000 at June 30, 2002 and December 31, 2001, respectively).
Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in other receivables at June 30, 2002 as compared to December 31, 2001 is primarily due to the timing of receipt of certain property management fees from 245 Park Avenue. The Partnership's right to receive such fees pursuant to the JMB Transaction Agreement expired December 31, 2001.

     The decrease in accounts payable at June 30, 2002 as compared to December 31, 2001 is primarily due to the timing of payment for accounting services by the Partnership.

     Interest and other income for the three and six months ended June 30, 2001 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described in the Notes. The Partnership's right to receive such fees expired December 31, 2001.

     The decrease in interest expense for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 is primarily due to a lower average interest rates on the outstanding principal balances of the LIBOR Note and the demand notes payable to JMB.

     The decrease in professional services for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is primarily due to legal fees incurred related to the extension of the Partnership's term loan notes in 2001.

     The decreases in Partnership's share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the six months ended June 30, 2002 as compared to the same period in 2001 is primarily due to lease termination fee income received in the second quarter of 2001 and the 2001 gain from the sale of a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           3-A. Amended and Restated Agreement of Limited Partnership of the Partnership is filed herewith.

           3-B.  Amendment to the Amended and Restated Agreement of
Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-13545) dated May 11, 1995.

           99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 21, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 21, 2002