Form 10-Q
period 2002-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2002-11-20
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2002   Commission file #0-13545



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    10


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    13



PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    14

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                              (UNAUDITED)

                                ASSETS
                                ------
                                       SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                       -------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $    406,405         475,931
  Other receivables . . . . . . . . .          8,070          82,007
                                        ------------    ------------
          Total assets. . . . . . . .   $    414,475         557,938
                                        ============    ============

         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
        ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     65,930          74,029
  Interest payable to affiliate . . .      7,891,567       7,351,940
  Demand notes payable to affiliate .     26,328,575      25,206,085
                                        ------------    ------------
          Total current liabilities .     34,286,072      32,632,054

Notes payable to an affiliate -
  long-term including accrued interest    54,416,055      53,949,480
                                        ------------    ------------

Commitments and contingencies

          Total liabilities . . . . .     88,702,127      86,581,534

Investment in unconsolidated
  venture, at equity. . . . . . . . .     24,838,039      30,712,396
Venture partner's equity in venture .        419,397         360,658

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net earnings (losses).    (11,821,748)    (12,034,842)
                                        ------------    ------------
                                         (12,300,748)    (12,513,842)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net earnings (losses).   (206,781,734)   (210,120,202)
                                        ------------    ------------
                                        (101,244,340)   (104,582,808)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .   (113,545,088)   (117,096,650)
                                        ------------    ------------
                                        $    414,475         557,938
                                        ============    ============

     See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------
Income:
  Interest and other income . . . . . . . . . . .   $    1,532       163,101         5,517       457,611
                                                    ----------    ----------    ----------    ----------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .      721,454       887,228     2,128,692     2,841,145
  Professional services . . . . . . . . . . . . .       30,727         1,030        58,046        85,677
  General and administrative. . . . . . . . . . .       35,185        11,290        82,835        62,615
                                                    ----------    ----------    ----------    ----------

                                                       787,366       899,548     2,269,573     2,989,437
                                                    ----------    ----------    ----------    ----------

                                                      (785,834)     (736,447)   (2,264,056)   (2,531,826)

Partnership's share of earnings (loss) from
  operations of unconsolidated venture. . . . . .    1,999,786       244,782     5,874,357     5,582,357
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . .      (19,998)       (2,444)      (58,739)      (55,820)
                                                    ----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .   $1,193,954      (494,109)    3,551,562     2,994,711
                                                    ==========    ==========    ==========    ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . . .   $    1,128          (467)        3,355         2,829
                                                    ==========    ==========    ==========    ==========




                        See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)




                                              2002          2001
                                           -----------  -----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .  $ 3,551,562    2,994,711
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture . . . . . . . . . . . . . .   (5,874,357)  (5,582,357)
    Venture partner's share of
      venture operations. . . . . . . . .       58,739       55,820
  Changes in:
    Other receivables . . . . . . . . . .       73,937      (16,209)
    Accounts payable. . . . . . . . . . .       (8,099)       6,066
    Interest payable to affiliate . . . .    1,584,517   (9,512,480)
                                           -----------  -----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . . . .     (613,701) (12,054,449)
                                           -----------  -----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .      544,175   11,953,626
                                           -----------  -----------

          Net cash provided by
            (used in) financing
            activities. . . . . . . . . .      544,175   11,953,626
                                           -----------  -----------

          Net increase (decrease)
            in cash . . . . . . . . . . .      (69,526)    (100,823)

          Cash and cash equivalents,
            beginning of period . . . . .      475,931      470,475
                                           -----------  -----------

          Cash and cash equivalents,
            end of period . . . . . . . .  $   406,405      369,652
                                           ===========  ===========


Supplemental disclosure of cash flow
 information:
  Cash paid for interest to an affiliate.  $   544,175   12,353,626
                                           ===========  ===========









     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)

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

     As a result of the 1996 restructuring, the Partnership owns (through a limited liability company of which the Partnership is a 99% member) an approximate 5% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The managing general partner of BFP, LP , subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. BFP, LP's principal assets are wholly-owned or majority and controlling interests in office buildings located in New York, New York and Boston, Massachusetts (including the 245 Park Avenue office building).

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership was entitled to receive one-third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received were not to be less than $400,000 or exceed $600,000 for any twelve month period and were not to be less than $2,300,000 over the term of the agreement. The Partnership's right to receive such fees has expired and all such amounts were received. For the nine months ended
September 30, 2001, the Partnership earned $449,275 of management fees pursuant to the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership has or had the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003. A reduction in a large amount of such indebtedness could result in the recognition by the Partnership (and the Holders of Interests) of substantial gain for Federal income tax purposes without a significant amount of proceeds from such transaction. During 2001, the debt secured by the 245 Park Avenue property was refinanced with a new mortgage obligation in the principal amount of $500 million. There were no refinancing proceeds distributed to the Partnership.

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

     The Partnership has three term loan notes payable to JMB. One (the "LIBOR Note") of the term loan notes has an outstanding principal balance of $16,042,000 and bears interest at a variable rate related to LIBOR plus 2.625% (4.445% at September 30, 2002) per annum. The other two term loan notes have an aggregate outstanding principal balance of approximately $27,195,000 and bear interest at 2% per annum, which accrues and compounds annually. Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term loan notes from December 31, 1998 to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, the incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998.

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued interest, which is compounded annually, on the other term loan notes are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at September 30, 2002) per annum with interest accruing and added to principal quarterly. Through September 30, 2002, JMB has advanced approximately $12,785,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 (of approximately $1,395,000) and from January 1, 2002 through September 30, 2002. For the nine months ended September 30, 2002, JMB has advanced approximately $544,000 to the Partnership through the new demand note to pay outstanding accrued interest of approximately $544,000 on the LIBOR Note.

     Each of the notes to JMB is cross-defaulted, secured by the Partnership's interest in BFP, LP and subject to mandatory payment of principal and interest out of any distributions received by the Partnership from BFP, LP. It currently appears unlikely, however, that any significant operating distributions will be received by the Partnership from BFP, LP due to the level of indebtedness remaining on the properties owned by BFP, LP. Accordingly, the Partnership's primary source of capital to pay for continuing operations is additional advances from JMB under the demand loans. Accrued and unpaid interest on the original demand note and term loan notes is approximately $19,071,000 and $18,064,000 at September 30, 2002 and December 31, 2001, respectively.

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating approximately $88,636,000 and $86,508,000 at September 30, 2002 and December 31, 2001, respectively).

Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties by BFP, LP, or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

TRANSACTIONS WITH AFFILIATES

     The Partnership has notes payable and related deferred interest payable to JMB, an affiliate of the General Partners. The aggregate amount outstanding under these notes including deferred interest was approximately $88,636,000 and $86,508,000 at September 30, 2002 and December 31, 2001,
respectively. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the notes. For the nine months ended September 30, 2002 and 2001, the Partnership incurred approximately $2,129,000 and $2,841,000, respectively, for interest on the demand notes and term loan notes. JMB has advanced approximately $544,000 to the Partnership through the new demand note to pay outstanding accrued interest on the LIBOR Note of approximately $544,000 for the nine months ended September 30, 2002. Accrued and unpaid interest on the old demand note and term loan notes is approximately $19,071,000 and $18,064,000 at September 30, 2002 and December 31, 2001, respectively.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred $37,798 and $8,600 for the nine months ended September 30, 2002 and 2001, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $13,295 was unpaid as of September 30, 2002.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the nine months ended September 30, 2002 and 2001 is as follows:

                                              2002            2001
                                            --------        -------
                                            (000's)         (000's)

     Total income . . . . . . . . . .       $339,614        700,574
                                            ========        =======
     Operating income . . . . . . . .       $ 74,399         69,018
                                            ========        =======
     Partnership's share of income. .       $  4,033          3,741
                                            ========        =======

     The above total income, operating income and Partnership's share of income for 2001 include the 2001 sale of a 49% limited partnership interest in the entities that own 53 State Street and 75 State Street office buildings.

     The Partnership's capital in BFP, LP differs from its investment in unconsolidated venture, primarily due to the adoption of fresh start accounting by BFP, LP in connection with the restructuring, and the resultant restatement of all of its assets and liabilities to reflect their reorganization value. The Partnership is amortizing the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for each of the nine month periods ended September 30, 2002 and 2001 was $1,841,357. Such amount may be written off sooner in the event of the sale or other disposition of the properties owned by BFP, LP or the Partnership's interest in BFP, LP.

ADJUSTMENTS

     Subject to the financial information provided to the Partnership by BFP, LP, in the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment property.

     The Partnership's liquidity and ability to continue as a going concern is dependent upon additional advances from JMB Realty Corporation ("JMB") under the demand loans as well as forbearance by JMB from making a demand for payment under those loans. There is no assurance that such advances will continue to be made or that such demand for payment will not be made. If such additional advances were not made or if such a demand for payment were made, the Partnership would not have sufficient resources to make its required debt service payments. This could result in a foreclosure or other disposition of the Partnership's interest in BFP, LP.

     As of September 30, 2002, JMB has advanced approximately $12,376,000, under the original demand note, which reflects the principal and interest payments made related to modification of the term loans in a prior year and advances to pay operating costs of the Partnership. Interest accrues on these advances at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at September 30, 2002) per annum and payment is deferred. The original demand note allows a maximum principal sum of a specified amount.

     The Partnership has three term loan notes payable to JMB. One (the "LIBOR Note") of the term loan notes has an outstanding principal balance of $16,042,000 and bears interest at a variable rate related to LIBOR plus 2.625% (4.445% at September 30, 2002) per annum. The other two term loan notes have an aggregate outstanding principal balance of approximately $27,195,000 and bear interest at 2% per annum, which accrues and compounds annually. Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term loan notes from December 31, 1998 to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrues under the same terms as applicable to the term loan notes prior to December 31, 1998.

Interest is due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued interest, which is compounded annually, on the other term loan notes are due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. The Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.75% at September 30, 2002) per annum with interest accruing and added to principal quarterly. Through
September 30, 2002, JMB has advanced approximately $12,785,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2000 of approximately $10,845,000 and to pay accrued interest on the LIBOR Note from January 1, 2001 through December 31, 2001 (of approximately $1,395,000) and from January 1, 2002 through September 30, 2002. For the nine months ended September 30, 2002, JMB has advanced approximately $544,000 to the Partnership through the new demand note to pay outstanding interest of approximately $544,000 on the LIBOR note. In the first quarter of 2001, the Partnership made an interest payment to JMB of $400,000 on the notes. For the nine months ended September 30, 2002 and

2001, the Partnership incurred approximately $2,129,000 and $2,841,000, respectively, for interest on the demand notes and term loan notes.
Accrued and unpaid interest on the original demand note and term loan notes is approximately $19,071,000 and $18,064,000 at September 30, 2002 and December 31, 2001, respectively.

     Pursuant to the JMB Transaction Agreement, the Partnership was entitled to receive one-third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received were not to be less than $400,000 or exceed $600,000 for any twelve month period and were not to be less than $2,300,000 over the term of the agreement. The Partnership's right to receive such fees has expired and all such amounts were received. For the nine months ended September 30, 2001, the Partnership earned $449,275 of management fees pursuant to the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership has or had the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 (such right has expired) and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003. A reduction in a large amount of such indebtedness could result in the recognition by the Partnership (and the Holders of Interests) of substantial gain for Federal income tax purposes without a significant amount of proceeds from such transaction.

     Brookfield Properties Corporation ("BPC"), the parent company of the managing general partner of BFP, LP, has reported that BFP, LP's four downtown Manhattan office buildings (One Liberty Plaza, One World Financial Center, Two World Financial Center and Four World Financial Center) sustained no structural damage as a result of the September 11, 2001, attacks on the World Trade Center. The properties did incur broken windows, damaged window frames and building facade and loss of water, electric and telephone services for a period of time. Substantial clean-up of the properties was also required. In addition, the glass atrium in the middle of the World Financial Center complex incurred more damage from falling debris than other areas of the complex. The atrium, which is not integral to the daily operation or re-tenanting of the World Financial Center complex, was restored and re-opened in the Fall of 2002.

     According to BPC, BFP, LP is responsible for repairs to One Liberty Plaza, One World Financial Center, the glass atrium and common areas of the World Financial Center complex, and Merrill Lynch & Company, as the tenant under triple-net leases, is responsible for repairs to Two World Financial Center and Four World Financial Center. BPC has reported that BFP, LP is covered by insurance for any costs incurred to repair One Liberty Plaza, One World Financial Center, the glass atrium and common areas at the complex and for business interruption claims and has received $170 million for property and business interruption insurance claims relating to the events of September 11, 2001. According to BPC, repairs to Two World Financial Center and Four World Financial Center are covered by insurance obtained by the tenant under its leases for those properties. BPC has reported that to date there have been no lease cancellations at BFP, LP's New York properties, although there is no assurance that a tenant or tenants will not attempt to do so as a result of events occurring on September 11, 2001. One Liberty Plaza and Four World Financial Center re-opened in October 2001, and One World Financial Center and Two World Financial Center re-opened in the first quarter of 2002. BFP reported that Two World Financial Center was 70% repopulated and One Liberty Plaza was 75% reoccupied through the middle of 2002.

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

     According to BPC, during the third quarter of 2002, BFP, LP acquired a 51% ownership interest amounting to 1.2 million square feet in Three World Financial Center in Lower Manhattan for $158 million.

     BPC has reported that BFP, LP has approximately $554 million of mortgage indebtedness maturing in 2003. There is no assurance that BFP, LP will be able to refinance that indebtedness or if so the terms and conditions on which such a refinancing may be obtained.

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

     BFP, LP and the Partnership each have a substantial amount of indebtedness remaining. If any of the buildings (or interests therein) are sold, any proceeds would be first applied to repayment of the mortgage or other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would then be required to be used to satisfy notes payable and deferred interest owed to JMB (aggregating approximately $88,636,000 and $86,508,000 at September 30, 2002 and December 31, 2001, respectively).

Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. As a result, it is unlikely that the Holders of Interest ever will receive any significant portion of their original investment. However, over the remaining term of the Partnership, as a result of sale or other disposition (including a transfer to the lenders) of the properties by BFP, LP or of the Partnership's interest in BFP, LP, or a decrease in the Partnership's indebtedness for Federal income tax purposes, the Holders of Interests will be allocated substantial gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) without a significant amount of proceeds from such transaction. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in other receivables at September 30, 2002 as compared to December 31, 2001 is primarily due to the timing of receipt of certain property management fees from 245 Park Avenue. The Partnership's right to receive such fees pursuant to the JMB Transaction Agreement expired December 31, 2001.

     Interest and other income for the three and nine months ended September 30, 2001 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement, as discussed above.

     The decrease in interest expense of $165,774 and $712,453, respectively, for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 is due to lower average interest rates on the outstanding principal balances of the LIBOR Note and the demand notes payable to JMB.

     The decrease in professional services for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is primarily due to legal fees incurred related to the extension of the Partnership's term loan notes in 2001 and also partially due to lower costs for accounting services in 2002. The increase in professional services for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is primarily due to legal services related to BFP, LP in the third quarter of 2002.

     The increase in general and administrative expense for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 is primarily due to an increase in reimbursements to an affiliate of the Corporate General Partner for certain legal and accounting services in the third quarter of 2002.

     The increases in Partnership's share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to the write-off of capitalized financing costs by BFP, LP in the third quarter of 2001.


ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report. Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Due to its owning only a minority (approximately 5%) interest in BFP, LP, the Partnership's information concerning BFP, LP, its properties, other assets and operations (including the risks related thereto) is limited to and dependent upon the information provided to the Partnership by BFP, LP and on publicly available information. As a result, the information that the Partnership has included in this report concerning such matters may not be the most current or complete. In addition, due to the timing of receipt of information from BFP, LP, this and other periodic reports filed by the Partnership with the SEC may not be filed within the time periods specified in the applicable SEC rules and forms for such reports. The Partnership's disclosure controls and procedures do not include the disclosure controls and procedures of BFP, LP, which the Partnership has no ability to control.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           3-A. Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-13545) dated August 21, 2002.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 20, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 20, 2002




                            CERTIFICATIONS

I, Patrick J. Meara, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JMB/245 Park Avenue Associates, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 20, 2002

                            /s/ Patrick J. Meara
                            ----------------------------
                            Principal Executive Officer




                            CERTIFICATIONS

I, Gailen J. Hull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JMB/245 Park Avenue Associates, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 20, 2002

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Accounting Officer