Form 10-K
period 2002-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2003-06-20
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2002            Commission File Number 0-13545


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [   ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Documents Incorporated by Reference:  None.

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   5


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   7

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  13

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  14

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  45


PART III

Item 10.     Directors and Executive Officers . . . . . .  45

Item 11.     Executive Compensation . . . . . . . . . . .  47

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management and
             Related Security Holder Matters. . . . . . .  48

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  49

Item 14.     Controls and Procedures. . . . . . . . . . .  49


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  50


SIGNATURES and CERTIFICATIONS . . . . . . . . . . . . . .  54

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   During 1996, the O&Y
partners and these certain other O&Y affiliates restructured their ownership interests in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, the Joint Venture filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of the Joint Venture, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding 245 Park Avenue as well as other properties. Pursuant to the terms of the Plan, the Partnership owned through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) represented by 5,673.751 Class A Units in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership was entitled to receive one-third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received were not to be less than $400,000 or exceed $600,000 for any twelve month period and were not to be less than $2,300,000 over the term ending December 2001. The Partnership's right to receive such fees has expired and all such amounts were received. For the twelve months ended December 31, 2001, the Partnership earned approximately $599,000 of management fees pursuant to the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership had the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003. As a result of the expiration of these provisions, there is no assurance concerning when BFP, LP may arrange a full or partial sale of the 245 Park Avenue property or a reduction in the indebtedness secured by the 245 Park Avenue property. A reduction in a large amount of such indebtedness or a full or partial sale of the 245 Park Avenue property would result in the recognition by the Partnership (and the Holders of Interests) of substantial gain for Federal income tax purposes without a significant amount of proceeds from such transaction. During 2001, the debt secured by the 245 Park Avenue property was refinanced with a new mortgage obligation in the principal amount of $500 million. There were no refinancing proceeds distributed to the Partnership.

     The Partnership's interest in BFP, LP has been pledged as collateral for certain notes payable (collectively "the JMB Notes") which aggregated approximately $89,337,000 in principal and interest at December 31, 2002, (immediately prior to repayment), to JMB Realty Corporation ("JMB"), and required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest, (the "Redeemed Interest") in BFP, LP and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreement relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at December 31, 2002, was approximately $29,631,000. Interest on the remaining JMB Note accrues at a rate of 2% per annum and is compounded annually. The remaining JMB Note is secured by the Partnership's interest in BFP, LP.

     In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, incorporate certain provisions from the JMB Transaction Agreement, including the right of the Partnership to consent to the nomination of an independent director to the board of directors of Brookfield Properties Corporation ("BPC"), the parent company of the managing general partner of BFP, LP. The JMB Transaction Agreement, as well as the Registration Right Agreement between 245 Park Holding and BFP, LP, were otherwise terminated in connection with the Amendment. The Amendment also generally provides that in the event either (i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, and BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790), and no greater than 120% ($13,186), of the Redemption Distribution per Class A Unit in the Partial Redemption.

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. In the Amendment, BFP, LP is obligated to use its commercially reasonable efforts, in any agreement of merger or consolidation entered into by BFP, LP on or before December 2007, to the extent that the consideration is comprised in whole or in part of equity interests, to provide for the Partnership to obtain its share of such equity interests in a form such that the Partnership will not recognize a material amount of gain for Federal income tax purposes.
If BFP, LP, having used its commercially reasonable efforts, is unable to provide for the Partnership to receive such an equity interest, BFP, LP must pay to the Partnership, in addition to the Partnership's share of the merger consideration, a cash amount equal to the percentage of the merger consideration in the form of equity multiplied by a number which is $14 million in 2003 and reduces by $1.5 million per year through the year 2007.

     The Partnership recognized approximately $79,194,000 of net gain on the Partial Redemption for financial reporting purposes. No gain was recognized by the Partnership for Federal income tax purposes.

     BFP, LP has a substantial amount of indebtedness outstanding. If any of the buildings in which BFP, LP has an interest are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the remaining JMB Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the proceeds of such sale or disposition would be available to satisfy the remaining JMB Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes as a result of one or more transactions which may occur over the remaining term of the Partnership. These transactions include (i) a full or partial sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP; or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal income tax purposes. Moreover, none of these potential transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     BFP, LP's principal assets are majority and controlling interests in the following nine office buildings:

                                        APPROXIMATE RENTABLE AREA
     PROPERTY AND LOCATION              (Includes Office and Retail Space)

   One World Financial Center           1,600,000 square feet
    New York, New York

   Two World Financial Center           2,500,000 square feet
    New York, New York

   Three World Financial Center         2,100,000 square feet
    New York, New York

   Four World Financial Center          1,800,000 square feet
    New York, New York

   One Liberty Plaza                    2,200,000 square feet
    New York, New York

   245 Park Avenue                      1,700,000 square feet
    New York, New York

   300 Madison Avenue                   1,200,000 square feet
    New York, New York

   53 State Street                      1,150,100 square feet
    Boston, Massachusetts

   75 State Street                      1,000,000 square feet
    Boston, Massachusetts
    (acquired 9/15/98)

     The One, Two and Four World Financial Center and 53 State Street office buildings are owned subject to ground leases of the underlying land.

     BFP has reported that the 300 Madison Avenue building is currently under development and the core and shell of the building are currently expected to be substantially completed in late 2003. BPC has reported that acquisition and ongoing development costs are to be funded primarily through a $400 million refinancing obtained in April 2002 and secured by the project. A second tranche of financing, estimated to be approximately $160 million, is expected to be funded through a commercial paper conduit facility and drawn to finance completion of the project. The majority of the approximately 1.2 million square feet of space in the project has been leased to one tenant for a 30-year term. The tenant also has an option, for two years after substantial completion of the project, to acquire a 49% interest in the project at cost.

     BPC has reported that during 2002, BFP, LP acquired an approximate 51% interest (or approximately 1.2 million square feet of the total 2.1 million square feet) in Three World Financial Center for $158 million. BFP, LP incurred $150 million of indebtedness on the acquisition of its interest in the property. Three World Financial Center is the world headquarters of American Express, which is a co-owner of the building. BFP, LP has exclusive rights to lease 1.2 million square feet of space in the building not occupied by American Express, and BFP, LP is not entitled to rents attributable to the space occupied by American Express. BFP, LP acquired its interest in Three World Financial Center with the repairs to the damage sustained as a result of the collapse of the World Trade Center completed. However, according to BPC, substantial construction remains to be completed prior to occupancy and will not be undertaken until a lead tenant is obtained.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below and in the Notes, to which reference is hereby made for a description of such transactions.

ITEM 2.  PROPERTIES

     The Partnership owns an indirect interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties. Reference is also made to Note 3 of the Notes to the Consolidated Financial Statements of Brookfield Financial Properties, L.P. included with this Report for a further description of the properties.
BFP, LP has mortgage loans secured by its properties.  Reference is made to
Note 4 of the Notes to the Consolidated Financial Statements of Brookfield Financial Properties, L.P. included in this Report for a discussion of BFP, LP's mortgage indebtedness. The Partnership's interest in BFP, LP is pledged as collateral for a note payable with deferred interest (aggregating approximately $29,631,000 at December 31, 2002) to JMB.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 2001 and 2002.



                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of January 1, 2003, there were 876 record holders of Interests in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-
17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which is incorporated herein by reference to Exhibit 99.1 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

     The Partnership has not made any distributions since 1989. The Partnership's interest in BFP, LP is pledged as collateral for a note payable with deferred interest (aggregating approximately $29,631,000 at December 31, 2002) to JMB, which requires mandatory payment of principal and interest out of (i) any distributions received from BFP, LP, and (ii) any net proceeds received upon the sale, refinancing or other disposition of the Partnership's interest in BFP, LP. Reference is made to the Notes and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP, LP.

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                              DECEMBER 31, 2002, 2001, 2000, 1999 AND 1998 (a)
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                   2002          2001          2000          1999           1998
                               ------------  ------------   -----------   -----------   -----------
Total income. . . . . . . . .  $      6,637       609,634       529,584       515,284       496,426
                               ============  ============   ===========   ===========   ===========
Net earnings (loss) . . . . .  $ 87,700,978     3,978,772    (4,357,119)    6,171,054     2,906,029
                               ============  ============   ===========   ===========   ===========
Net earnings (loss) per
  Interest (b). . . . . . . .  $     87,536         3,759        (4,116)        5,818         2,734
                               ============  ============   ===========   ===========   ===========
Total assets. . . . . . . . .  $    356,639       557,938       567,272       207,090       734,338
                               ============  ============   ===========   ===========   ===========
Notes payable - long-term . .  $ 29,631,375    53,949,480    43,236,631        -- (c)        -- (c)
                               ============  ============   ===========   ===========   ===========

----------
      (a)  The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes appearing elsewhere in this report.  Effective January 3,
2001, the maturity date of the term loan notes was extended from December 31, 1998 to January 2, 2006.  As a result, the Partnership was required to pay default interest on the notes for the period from the maturity date of
December 31, 1998 to January 3, 2001.  Accordingly, approximately $7.7 million was recorded as expense in the year ended December 31, 2000.  On December 31, 2002, 245 Park Holding (in which the Partnership has a 99% interest)
entered into a transaction whereby 90% of 245 Park Holding's interest in BFP, LP was redeemed.  As a result of the
Partial Redemption, the Partnership recognized approximately $79,194,000 of net gain for financial reporting purposes.  As a result of the extension of the maturity date of the loans in 2000 and the Partial Redemption in
2002, information in the Selected Financial Data for 2000 and 2002 is not comparable to other years and should not be considered indicative of the Partnership's future financial condition or results of operations.

      (b)  The net earnings (loss) per Interest are based upon the number of Interests outstanding at the end of each period.

      (c)  Such loans were classified as a current liability at December 31, 1999 and 1998 due to their scheduled maturity in December 1998.  Effective January 3, 2001, the Partnership and JMB reached an agreement to extend the maturity date of the term loan notes to January 2, 2006.  Reference is made to the Notes and Item 7 for a discussion of such agreement.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used but not defined in this Item 7 have the same meanings as used in Item 1. Business or in the Notes.

     As of December 31, 2002, (prior to repayment of four of the JMB Notes), JMB Realty Corporation ("JMB") had advanced approximately $12,376,000, under the original demand note, which reflected the principal and interest payments made on the LIBOR Note pursuant to the terms of the original modification and extension of the Partnership's term loans and additional advances to pay operating costs of the Partnership. Interest accrued on these advances at the annual rate of the prime rate (as such prime rate changes from time to time) plus 1% (5.25% at December 31, 2002) and payment was deferred. The Partnership made a payment to JMB of $400,000 during 2001 for interest payable on this demand note. On
December 31, 2002, in conjunction with the repayment of four of the JMB Notes, discussed below, the Partnership paid to JMB the original demand note balance and accrued interest of approximately $16,765,000 and reversed previously accrued interest of approximately $3,675,000. Reference is made to the Notes for further information concerning borrowings incurred by the Partnership.

     Prior to December 31, 2002, the Partnership had three term loan notes and two demand notes including the original demand note discussed above payable to JMB (collectively, the "JMB Notes"). One (the "LIBOR Note") of the term loan notes had an outstanding principal balance of $16,042,000 and bore interest at a variable rate related to LIBOR plus 2.625% (4.064% at December 31, 2002) per annum. The other two term loan notes had an aggregate outstanding principal balance of approximately $27,195,000 and bore interest at 2% per annum. The remaining term loan note continues to accrue interest at 2% per annum that is compounded annually. Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term loan notes from December 31, 1998 to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrued under the same terms as applicable to the term loan notes prior to December 31, 1998. Interest was due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued and compounded interest on the other term loan notes (including the note representing the interest rate swap payment) were due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. In 2001, the Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.25% at December 31, 2002) per annum with interest accruing and compounding quarterly. Through December 31, 2002 (prior to repayment of four of the JMB Notes), JMB had advanced approximately $12,903,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2001 of approximately $12,240,000 and to pay accrued interest on the LIBOR Note from January 1, 2002 through December 31, 2002 of approximately $663,000. On December 31, 2002, the Partnership repaid to JMB the new demand note balance, including accrued interest, of approximately $14,267,000. In addition, the Partnership repaid to JMB the LIBOR Note balance, including accrued interest, of approximately $16,098,000, and repaid to JMB approximately $8,418,000, including principal and accrued interest on the outstanding balance of the other two term loan notes. The note repayments were made with the Partnership's share of proceeds from the Redemption Distribution discussed below. In addition, the Partnership reversed previously accrued interest of approximately $483,000 on one of the term loan notes.

     Prior to the Partial Redemption discussed below, the Partnership owned through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest (slightly diluted from the original ownership percentage by notes convertible to equity) represented by 5,673.751 Class A Units in Brookfield Financial Properties, L.P. ("BFP, LP"). BFP, LP's principal assets are majority and controlling interests in various office buildings located in New York, New York and Boston, Massachusetts. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

     Pursuant to the JMB Transaction Agreement dated November 21, 1996, the Partnership was entitled to receive one-third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received were not to be less than $400,000 or exceed $600,000 for any twelve month period and were not to be less than $2,300,000 over the term of the agreement. The Partnership's right to receive such fees has expired and all such amounts were received. For the twelve months ended
December 31, 2001, the Partnership earned approximately $599,000 of management fees pursuant to the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership had the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003. As a result of the expiration of these provisions, there is no assurance concerning when BFP, LP may arrange a full or partial sale of the 245 Park Avenue property or a reduction in the indebtedness secured by the 245 Park Avenue property. A reduction in a large amount of such indebtedness or a full or partial sale of the 245 Park Avenue property would result in the recognition by the Partnership (and the Holders of Interests) of substantial gain for Federal income tax purposes without a significant amount of proceeds from such transaction. During 2001, the debt secured by the 245 Park Avenue property was refinanced with a new mortgage obligation in the principal amount of $500 million. There were no refinancing proceeds distributed to the Partnership.

       The Partnership's interest in BFP, LP has been pledged as collateral for the JMB Notes which aggregated approximately $89,337,000 in principal and interest at December 31, 2002 (prior to repayment), and required mandatory payment of principal and interest out of any net proceeds received by the Partnership upon the sale, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest, (the "Redeemed Interest") in BFP, LP and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at December 31, 2002 was approximately $29,631,000. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with the interest compounded annually.

     In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, incorporate certain provisions from the JMB Transaction Agreement, including the right of the Partnership to consent to the nomination of an independent director to the board of directors of Brookfield Properties Corporation ("BPC"), the parent company of the managing general partner of BFP, LP. The JMB Transaction Agreement, as well as the Registration Right Agreement between 245 Park Holding and BFP, LP, were otherwise terminated in connection with the Amendment. The Amendment also generally provides that in the event either (i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, and BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790), and no greater than 120% ($13,186), of the Redemption Distribution per Class A Unit in the Redemption.

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. In the Amendment, BFP, LP is obligated to use its commercially reasonable efforts, in any agreement of merger or consolidation entered into by BFP, LP on or before December 2007, to the extent that the consideration is comprised in whole or in part of equity interests, to provide for the Partnership to obtain its share of such equity interests in a form such that the Partnership will not recognize a material amount of gain for Federal income tax purposes.
If BFP, LP, having used its commercially reasonable efforts, is unable to provide for the Partnership to receive such an equity interest, BFP, LP must pay to the Partnership, in addition to the Partnership's share of the merger consideration, a cash amount equal to the percentage of the merger consideration in the form of equity multiplied by a number which is $14 million in 2003 and reduces by $1.5 million per year through the year 2007.

     The Partnership recognized a net gain of approximately $79,194,000 on the Partial Redemption for financial reporting purposes. No gain was recognized on the Partial Redemption by the Partnership for Federal income tax purposes.

     BPC has reported that on September 11, 2001, BFP, LP owned eight million square feet of space in four office towers surrounding the World Trade Center site - One Liberty Plaza and One, Two and Four World Financial Center. The physical damage sustained by these properties was mainly cosmetic as a result of the attack on and subsequent collapse of the World Trade Center and consisted primarily of replacement of broken windows and some repair to the granite facade on the World Financial Center. While there was no structural damage to these four office towers, the glass-enclosed Winter Garden atrium at the center of the World Financial Center suffered more significant damage from falling debris than other areas of the complex. This component of the World Financial Center was fully restored and opened in September 2002.

     To date, approximately $182 million has been received for property and business interruption claims relating to One Liberty Plaza, One World Financial Center, the Winter Garden and common areas of the World Financial Center. Two and Four World Financial Center are covered by insurance in place under the tenant triple-net leases with Merrill Lynch. BFP, LP's insurance claim adjustment process is ongoing due to the complexity of the issues involved. However, BFP, LP anticipates recovery of all material amounts relating to the restoration and business interruption costs of its properties.

     One Liberty Plaza and Four World Financial Center reopened in October 2001 and One and Two World Financial Center reopened in the first quarter of 2002. No material lease cancellations in the New York portfolio occurred as a result of the events of September 11.

     BFP, LP has insurance covering certain acts of terrorism for up to $300 million of damage and business interruption costs. BFP, LP continues to seek additional coverage equal to the full replacement cost of its assets; however, until this type of coverage becomes commercially available on an economically reasonable basis, any damage or business interruption costs as a result of uninsured acts of terrorism could result in a material cost to the company. BFP, LP believes it is in compliance with all of its loan covenants, despite not being able to acquire terrorism coverage for the full replacement cost of the company's properties. Reference is made to Note 9 of the Notes to Consolidated Financial Statements of Brookfield Financial Properties, L.P. included in this Report for a discussion of the damage incurred as a result of the events of September 11, 2001, and insurance coverage for BFP, LP's properties.

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

The financing secured by the 245 Park Avenue property has a term of ten years and bears interest at a fixed rate of 6.65% per annum. The financing secured by One Liberty Plaza has a term of ten years and bears interest at a fixed rate of 6.75% per annum.

     BFP, LP is currently developing a 31-story office building at 300 Madison Avenue in New York, New York. The core and shell of the building are currently expected to be completed in late 2003. BPC has reported that acquisition and ongoing development costs are to be funded primarily through a $400 million refinancing obtained in April 2002 and secured by the project. A second tranche of financing, estimated to be approximately $160 million, is expected to be funded through a commercial paper conduit facility and drawn to finance completion of the project. BPC has reported that a majority of the approximately 1.2 million square feet of space to be built for this property has been pre-leased to a single tenant for a 30-year term. The tenant also has an option, for two years after substantial completion of the project, to acquire a 49% interest in the project at cost.

     According to BPC, during 2002, BFP, LP acquired an approximate 51% interest (or approximately 1.2 million square feet of the total 2.1 million square feet) in Three World Financial Center for $158 million. BFP, LP incurred $150 million of indebtedness on the acquisition of its interest in the property. Three World Financial Center is the world headquarters of American Express, which is a co-owner of the building. BFP, LP has exclusive rights to lease 1.2 million square feet of space in the building not occupied by American Express, and BFP, LP is not entitled to rents attributable to the space occupied by American Express. BFP, LP acquired its interest in Three World Financial Center with the repairs completed to the damage sustained as a result of the collapse of the World Trade Center.

However, according to BPC, substantial construction remains to be completed prior to occupancy and will not be undertaken until a lead tenant is obtained.

     During 2003, the non-recourse existing mortgage loan in the principal amount of approximately $402 million secured by One World Financial Center will become due. BPC has stated it is expected that this loan will be refinanced on a short-term, floating interest-rate basis with partial recourse.

     Persons who are interested in obtaining more information concerning BPC should be aware that BPC files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

     BFP, LP has a substantial amount of indebtedness outstanding. If any of the buildings in which BFP, LP has an interest are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the remaining note payable and interest to JMB. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the proceeds of such sale or disposition would be available to satisfy the remaining JMB Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes as a result of one or more transactions which may occur over the remaining term of the Partnership. These transactions include (i) a full or partial sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP; or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal income tax purposes. Moreover, none of these potential transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional advances from JMB and there is no assurance that such advances will be made.

RESULTS OF OPERATIONS

     The decrease in other receivables at December 31, 2002 as compared to December 31, 2001 is primarily due to the timing of receipt of certain property management fees from 245 Park Avenue. The Partnership's right to receive such fees pursuant to the JMB Transaction Agreement expired December 31, 2001.

     The increase in accounts payable at December 31, 2002 as compared to December 31, 2001 is primarily due to the timing of payment of certain legal fees of the Partnership related to the partial redemption of the Partnership's interest in BFP, LP in December 2002 as of the 2002 year end.

     The decreases in interest payable to affiliate, demand notes payable to affiliate and notes payable to affiliate - long-term including accrued interest at December 31, 2002, as compared to December 31, 2001 are primarily due to the repayments toward the JMB Notes of approximately $55,548,000 made on December 31, 2002 as well as the reversal of previously accrued interest.

     The decreases in the liability for investment in unconsolidated venture, at equity and in venture partner's equity in venture is primarily due to the gain on redemption of the Partnership's interest in BFP, LP in December 2002 as well as the Partnership's share of the net income of BFP, LP. In addition, because the Partnership has no future funding obligations, has no influence or control over the day-to-day affairs of BFP, LP and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and will no longer recognize its share of earnings or losses from BFP, LP.

     Interest and other income for the years ended December 31, 2001 and 2000 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property pursuant to the terms of the JMB Transaction Agreement described above.

     The decrease in interest expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is due to lower average interest rates on the outstanding principal balances of the LIBOR Note and the demand notes payable to JMB. The decrease in interest expense for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to default interest in the amount of approximately $7.7 million being recorded during 2000 on the term loans for the two years ended December 31, 2000. The decrease in interest expense for 2001 is also due to lower interest rates on the LIBOR Note and the demand notes, which were variable rate obligations.

     Reversal of previously accrued interest at December 31, 2002 represents the reversal of interest accrued on certain of the JMB Notes in conjunction with the Partnership's repayment towards the JMB Notes and corresponding retirement of four of the five notes outstanding.

     The decrease in professional services for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily due to legal fees incurred related to the extension of the Partnership's term loan notes in 2001 and also partially due to lower costs for accounting services in 2002, partially offset by professional services for legal services related to the partial redemption of the Partnership's interest in BFP, LP in 2002. The increase in professional services for the year ended
December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to legal fees related to the extension of the Partnership's term loan notes.

     The increase in general and administrative expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily due to an increase in reimbursements to an affiliate of the Corporate General Partner for portfolio management services in 2002.

     The increases in Partnership's share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily due to the write-off of capitalized financing costs by BFP, LP in the third quarter of 2001.

     The gain on redemption of Partnership's interest in BFP, LP in 2002 is due to the redemption of 90% of such interest in December 2002, as discussed above.

INFLATION

     Due to the low levels of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2002 and thus has concluded that there are no critical accounting policies.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of the repayment on December 31, 2002, of the LIBOR Note and the demand notes, which had variable interest rates, the Partnership does not believe that it currently has a material exposure to market rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture


                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 2002 and 2001
Consolidated Statements of Operations, years ended
  December 31, 2002, 2001 and 2000
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows, years ended
  December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Schedules not filed:

     All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.




                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 2002 and 2001
Consolidated Statements of Operations, for the years ended
  December 31, 2002 and 2001
Consolidated Statements of Partners' Capital, for the years ended
  December 31, 2002 and 2001
Consolidated Statements of Cash Flows, for the years ended
  December 31, 2002 and 2001
Notes to Consolidated Financial Statements

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois
May 29, 2003

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2002 AND 2001

                                                   ASSETS
                                                   ------


                                                                            2002              2001
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   348,741          475,931
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .          7,898           82,007
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $   356,639          557,938
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2002             2001
                                                                        ------------     ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $    120,936           74,029
  Interest payable to an affiliate. . . . . . . . . . . . . . . . . .          --           7,942,042
  Demand notes payable to affiliate . . . . . . . . . . . . . . . . .          --          24,615,983
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .        120,936       32,632,054
                                                                        ------------     ------------
Notes payable to an affiliate - long-term including accrued interest.     29,631,375       53,949,480
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     29,752,311       86,581,534

Investment in unconsolidated venture, at equity . . . . . . . . . . .          --          30,712,396

Venture partner's equity in venture . . . . . . . . . . . . . . . . .          --             360,658

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (10,732,468)     (12,034,842)
                                                                        ------------     ------------
                                                                         (11,211,468)     (12,513,842)
                                                                        ------------     ------------
  Limited partners (987 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (123,721,598)    (210,120,202)
                                                                        ------------     ------------
                                                                         (18,184,204)    (104,582,808)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .    (29,395,672)    (117,096,650)
                                                                        ------------     ------------
                                                                        $    356,639          557,938
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Income:
  Interest and other income . . . . . . . . . . . . . .   $      6,637        609,634        529,584
                                                          ------------   ------------   ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . .      2,829,342      3,591,604     11,721,508
  Reversal of previously accrued interest . . . . . . .     (4,157,702)         --             --
  Professional services . . . . . . . . . . . . . . . .        138,098        174,211         95,974
  General and administrative. . . . . . . . . . . . . .        116,744         83,282         70,644
                                                          ------------   ------------   ------------
                                                            (1,073,518)     3,849,097     11,888,126
                                                          ------------   ------------   ------------

                                                             1,080,155     (3,239,463)   (11,358,542)
Partnership's share of income (loss) from operations
  of unconsolidated venture . . . . . . . . . . . . . .      7,502,143      7,291,143      7,072,143
Venture partner's share of venture operations . . . . .        (75,017)       (72,908)       (70,720)
                                                          ------------   ------------   ------------
Earnings (loss) before gain on redemption of
  interest in BFP, LP . . . . . . . . . . . . . . . . .      8,507,281      3,978,772     (4,357,119)
Gain on redemption of Partnership's interest in BFP, LP
  (net of venture partner's share of gain of
  $125,413 in 2002) . . . . . . . . . . . . . . . . . .     79,193,697          --             --
                                                          ------------   ------------   ------------
    Net earnings (loss) . . . . . . . . . . . . . . . .   $ 87,700,978      3,978,772     (4,357,119)
                                                          ============   ============   ============
    Net earnings (loss) per limited partnership
      interest:
          Earnings (loss) before gain on redemption
            of interest in BFP, LP. . . . . . . . . . .   $      8,102          3,759         (4,116)
          Gain on redemption of Partnership's interest
            in BFP, LP (net of venture partners share).         79,434          --             --
                                                          ------------   ------------   ------------
          Net earnings (loss) . . . . . . . . . . . . .   $     87,536          3,759         (4,116)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                           GENERAL PARTNERS                            LIMITED PARTNERS
           ----------------------------------------------------------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                          NET         CASH                     NET OF         NET        CASH
              CONTRI-   EARNINGS     DISTRIBU-                OFFERING      EARNINGS    DISTRIBU-
              BUTIONS    (LOSS)       TIONS       TOTAL        COSTS         (LOSS)      TIONS         TOTAL
              -------  -----------   --------  -----------  -----------  ------------  ----------- ------------

Balance
 (deficits)
 Decem-
 ber 31,
 1999 . . .   $ 1,000  (12,012,141)  (480,000) (12,491,141) 113,057,394  (209,764,556) (7,520,000) (104,227,162)

Net
 earnings
 (loss) . .      --       (261,427)     --        (261,427)       --       (4,095,692)      --       (4,095,692)
              -------  -----------   --------  -----------  -----------  ------------  ----------  ------------

Balance
 (deficits)
 Decem-
 ber 31,
 2000 . . .     1,000  (12,273,568)  (480,000) (12,752,568) 113,057,394  (213,860,248) (7,520,000) (108,322,854)

Net
 earnings
 (loss) . .      --        238,726      --         238,726        --        3,740,046       --        3,740,046
              -------  -----------   --------  -----------  -----------  ------------  ----------  ------------





                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                           GENERAL PARTNERS                            LIMITED PARTNERS
           ----------------------------------------------------------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                          NET         CASH                     NET OF         NET        CASH
              CONTRI-   EARNINGS     DISTRIBU-                OFFERING      EARNINGS    DISTRIBU-
              BUTIONS    (LOSS)       TIONS       TOTAL        COSTS         (LOSS)      TIONS         TOTAL
              -------  -----------   --------  -----------  -----------  ------------  ----------- ------------

Balance
 (deficits)
 Decem-
 ber 31,
 2001 . .       1,000  (12,034,842)  (480,000) (12,513,842) 113,057,394  (210,120,202) (7,520,000) (104,582,808)

Net
 earnings
 (loss) .         --     1,302,374      --       1,302,374        --       86,398,604       --       86,398,604
              -------  -----------   --------  -----------  -----------  ------------  ----------  ------------

Balance
 (deficits)
 Decem-
 ber 31,
 2002 . .     $ 1,000  (10,732,468)  (480,000) (11,211,468) 113,057,394  (123,721,598) (7,520,000)  (18,184,204)
              =======  ===========   ========  ===========  ===========  ============  ==========  ============














                          See accompanying notes to consolidated financial statements.

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                               2002          2001            2000
                                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .    $87,700,978      3,978,772     (4,357,119)
  Items not requiring cash or cash equivalents:
     Gain on redemption of Partnership's interest in
       BFP, LP. . . . . . . . . . . . . . . . . . . . .    (79,193,697)         --             --
     Partnership's share of (earnings) loss from
       operations of unconsolidated venture . . . . . .     (7,502,143)    (7,291,143)    (7,072,143)
     Venture partner's share of venture operations. . .         75,017         72,908         70,720
     Reversal of previously accrued interest. . . . . .     (4,157,702)         --             --
  Changes in:
     Other receivables. . . . . . . . . . . . . . . . .         74,109         14,790        (25,371)
     Accounts payable . . . . . . . . . . . . . . . . .         46,907         38,523         (2,784)
     Interest payable to an affiliate . . . . . . . . .     (9,865,814)    (9,048,786)    11,721,508
                                                           -----------    -----------    -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .    (12,822,345)   (12,234,936)       334,811
                                                           -----------    -----------    -----------

Cash flows from investing activities:
  Cash proceeds from redemption of Partnership's
    interest in BFP, LP . . . . . . . . . . . . . . . .     56,108,857          --             --
                                                           -----------    -----------    -----------
          Net cash provided by
            investing activities. . . . . . . . . . . .     56,108,857          --             --
                                                           -----------    -----------    -----------

Cash flows from financing activities:
  Fundings of demand note payable . . . . . . . . . . .        662,951     12,240,392          --
  Payments on notes payable . . . . . . . . . . . . . .    (43,515,565)         --             --
  Distribution to venture partner . . . . . . . . . . .       (561,088)         --             --
                                                           -----------    -----------    -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .    (43,413,702)    12,240,392          --
                                                           -----------    -----------    -----------
          Net increase (decrease) in cash . . . . . . .       (127,190)         5,456        334,811
          Cash, beginning of year . . . . . . . . . . .        475,931        470,475        135,664
                                                           -----------    -----------    -----------
          Cash, end of year . . . . . . . . . . . . . .    $   348,741        475,931        470,475
                                                           ===========    ===========    ===========




                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                               2002          2001            2000
                                                           -----------    -----------    -----------

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest or
      interest to an affiliate. . . . . . . . . . . . .    $12,695,155     12,640,392          --
                                                           ===========    ===========    ===========

    Non-cash investing activities:
      Reversal of previously recognized losses from
        unconsolidated venture. . . . . . . . . . . . .    $23,210,253          --            --
                                                           ===========    ===========    ===========




























                          See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2002, 2001 AND 2000



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     As a result of the 1996 restructuring and until December 31, 2002, JMB/245 Park Avenue Associates, Ltd. (the "Partnership") owned through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) represented by 5,673.751 Class A Units in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002, 90% of 245 Park Holding's interest in BFP, LP was redeemed, as described in "Investment in Unconsolidated Venture" below. BFP, LP is a joint venture that holds equity investments in commercial office buildings located in New York, New York and Boston, Massachusetts. Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding, which was formed November 21, 1996 ("Effective Date"). Prior to the Effective Date, the Partnership held an approximate 48.25% interest in 245 Park Avenue Company ("245 Park" or the "Joint Venture"), which owned the 245 Park Avenue office building in New York, New York (see "Investment in Unconsolidated Venture" below). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in BFP, LP subsequent to the Effective Date through December 31, 2002 (the "Redemption Date") when the Partnership's indirect interest in BFP, LP was reduced to less than 1%. Because the Partnership has no future funding obligations, has no influence or control over the day-to-day affairs of BFP, LP. and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and will no longer recognize its share of earnings or losses from BFP, LP.

     In April 2002, the FASB issued Statement No. 145 which, among other things, rescinds the requirement that gains and losses on extinguishments of debt be classified as extraordinary items. The Company adopted Statement No. 145 effective October 1, 2002, which requires reclassifica-tions of prior extraordinary gains on extinguishment of debt. The adoption of Statement No. 145 did not have an effect on the Partnership's financial statements presented.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of 245 Park Holding as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2002 and 2001 is summarized as follows:

                          2002                        2001
               --------------------------  --------------------------
                               TAX BASIS                   TAX BASIS
                 GAAP BASIS   (UNAUDITED)   GAAP BASIS    (UNAUDITED)
                -----------  ------------  ------------  ------------
Total assets. . $   356,639  (159,851,605)      557,938  (107,577,851)

Partners'
 capital
 accounts
 (deficits):
  General
   partners . . (11,211,468)  (50,753,934)  (12,513,842)  (44,886,198)
  Limited
   partners . . (18,184,204) (133,298,916) (104,582,808) (136,339,455)

 Net earnings
  (losses):
  General
   partners . .   1,302,374    (5,867,736)      238,726   (17,457,305)
  Limited
   partners . .  86,398,604     3,040,539     3,740,046     5,519,544

 Net earnings
  (loss) per
  limited
  partnership
  interest. . .      87,536         3,081         3,759         5,547
                ===========  ============  ============  ============

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

     Certain amounts in the 2001 financial statement have been reclassified to conform with the 2002 presentation.


INVESTMENT IN UNCONSOLIDATED VENTURE

     In December 1983, the Partnership acquired an interest in 245 Park, which owned a 46-story office building located at 245 Park Avenue, New York, New York. The Partnership acquired its approximate 48.25% ownership interest in 245 Park for approximately $63,927,000 from an affiliate of the joint venture partners. In addition to the Partnership, the other partners (the "O&Y partners") of 245 Park included Olympia & York 245 Park Ave. Holding Company, L.P., Olympia & York Equity Company, L.P., and Olympia & York 245 Corp., all of which were affiliates of Olympia & York Developments, Ltd. ("O&Y").

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. During 1996, the O&Y partners and these certain other O&Y affiliates restructured their ownership interests in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, 245 Park filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of 245 Park, including the Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding the 245 Park Avenue office building as well as other properties. Pursuant to the terms of the Plan, the Partnership owned through 245 Park Holding an approximate 5.4% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) in a newly formed partnership, BFP, LP, represented by 5,673.751 Class A Units. The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring. BFP, LP's principal assets currently are wholly-owned or majority and controlling interests in nine office buildings (including the 245 Park Avenue office building).

     In conjunction with the restructuring, the Partnership entered into the JMB Transaction Agreement dated November 21, 1996, whereby the Partnership was entitled to receive one-third of the monthly management fees earned at the 245 Park Avenue property through December 2001. Amounts received were not to be less than $400,000 or exceed $600,000 for any twelve month period and were not to be less than $2,300,000 over the term ending December 31, 2001. The Partnership's right to receive such fees has expired and all such amounts were received. For the twelve months ended December 31, 2001, the Partnership earned approximately $599,000 of management fees pursuant to the agreement. In addition, pursuant to the JMB Transaction Agreement, the Partnership had the right, except under certain circumstances, to prohibit (i) a sale of the 245 Park Avenue property prior to January 2, 2000 and (ii) a reduction of the indebtedness secured by the 245 Park Avenue property below a certain level prior to January 2, 2003. A reduction in a large amount of such indebtedness or a sale of the 245 Park Avenue property would result in the recognition by the Partnership (and the Holders of Interests) of substantial gain for Federal income tax purposes without a significant amount of proceeds from such transaction. During 2001, the debt secured by the 245 Park Avenue property was refinanced with a new mortgage obligation in the principal amount of $500 million. There were no refinancing proceeds distributed to the Partnership.

     The Partnership and its lender had reached a modification and extension agreement regarding the former $50,000,000 term loans that matured in October 1993. These term loans (described below) were secured by the Partnership's interest in its real estate investment, and $25,000,000 of the term loans was guaranteed by JMB Realty Corporation ("JMB"). The terms of the modification and extension generally provided for (i) an extension period through December 1998; (ii) one-half of the principal amount of the term loans required interest to be paid currently at a rate related to either the London Interbank Offer Rate (LIBOR) or the prime rate while interest on the balance of the term loans accrued at an annual rate of 2% compounded annually; (iii) the term loan bearing interest at a rate related to either LIBOR (the "LIBOR Note") or the prime rate was subject to periodic amortization; and (iv) the past due lump sum interest swap payment in the amount of $2,194,631 was converted to a note payable which was due December 1998 with interest accruing at an annual rate of 2% compounded annually. Payments of principal and interest made by JMB under its guaranty of the $25,000,000 portion of the Partnership's term loans were treated as advances to the Partnership. Interest accrued on these advances at the annual rate of prime (as such prime rate changed from time to time) plus 1% (5.25% at December 31, 2002). As of December 31, 2002, JMB had advanced approximately $12,376,000, evidenced by a demand note, which included the principal and interest payments made related to the loan modification discussed above and advances to pay operating costs of the Partnership. This demand note payable to JMB was secured by the Partnership's interest in BFP, LP. The Partnership made payments to JMB of $400,000 during 2001 for interest payable on this demand note. As discussed below, on December 31, 2002, the Partnership paid to JMB the demand note balance and accrued interest of approximately $16,765,000 and reversed previously accrued interest of approximately $3,675,000.

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

     Effective January 3, 2001, the Partnership and JMB agreed to extend the maturity date of the term loan notes from December 31, 1998 to January 2, 2006 and otherwise to follow literally the various terms of the notes. As a result, the parties agreed that the Partnership would be required to pay default interest on each of the three term loan notes (at the prime rate plus 3% per annum) for the period from the maturity date of December 31, 1998 to January 3, 2001, the effective date on which JMB and the Partnership agreed to extend each of the notes. Accordingly, incremental interest cost relating to the default interest rate aggregating approximately $7.7 million was recorded as expense in the year ended December 31, 2000. Under the extended notes, interest accrued under the same terms as applicable to the term loan notes prior to December 31, 1998.

Interest was due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued and compounded interest on the other term loan notes (including the note representing the interest rate swap payment) were due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. In 2001, the Partnership issued a new demand note payable to JMB, bearing interest at the prime rate (as such prime rate changes from time to time) plus 1% (5.25% at December 31, 2002) per annum with interest accruing and compounding quarterly. Through December 31, 2002, JMB had advanced approximately $12,903,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2001 of approximately $12,240,000 and to pay accrued interest on the LIBOR Note from January 1, 2002 through December 31, 2002 of approximately $663,000. As discussed below, on December 31, 2002, the Partnership repaid to JMB the new demand note balance, including accrued interest, of approximately $14,267,000. In addition, the Partnership repaid to JMB the LIBOR note balance, including accrued interest, of approximately $16,098,000 and repaid to JMB approxi-mately $8,418,000 including principal and accrued interest on the other two term loan notes. The Partnership also reversed previously accrued interest of approximately $483,000 on one of the term loan notes.

     The Partnership's interest in BFP, LP was pledged as collateral for the term loan notes and demand notes (collectively (the "JMB Notes") which aggregated approximately $89,337,000 in principal and interest at December 31, 2002 (prior to repayment) to JMB. The security agreements for the JMB Notes required mandatory payment of principal and interest out of any net proceeds received upon the sale, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest, (the "Redeemed Interest") in BFP, LP and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at December 31, 2002, was approximately $29,631,000. Interest on the remaining JMB Note accrues at a rate of 2% per annum and is compounded annually. The remaining JMB Note is secured by the Partnership's interest in BFP, LP.

     The Partnership recognized a net gain of approximately $79,194,000 on the Partial Redemption for financial reporting purposes. No gain was recognized by the Partnership for Federal income tax purposes.

     BFP, LP has a substantial amount of indebtedness outstanding. If any of the buildings in which BFP, LP has an interest are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the remaining JMB Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption), the proceeds of such sale or disposition would be available to satisfy the remaining JMB Note . Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes as a result of one or more transactions which may occur over the remaining term of the Partnership. These transactions include (i) a full or partial sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP; or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal income tax purposes. Moreover, none of these potential transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional advances from JMB and there is no assurance that such advances will be made.

NOTES PAYABLE TO AN AFFILIATE

     Notes payable to an affiliate consist of the following at December 31, 2002 and 2001:
                                              2002          2001
                                          -----------   -----------
Note payable (term loan) bearing
 interest at a variable rate related
 to LIBOR plus 2.625% (4.064% per annum
 at December 31, 2002); secured by the
 Partnership's interest in BFP, LP;
 interest payable monthly with unpaid
 interest accruing and compounding
 monthly; scheduled maturity was
 December 31, 1998; extended,
 effective January 3, 2001, to
 January 2, 2006, paid in full and
 retired on December 31, 2002 . . . . .   $    --        16,042,000

Note payable (term loan) bearing
 interest at 2% per annum, compounded
 annually; secured by the Partnership's
 interest in BFP, LP; no payments until
 December 1998 when the entire principal
 amount and accrued compounded interest
 were scheduled to be due (as discussed
 above); extended, effective January 3,
 2001, to January 2, 2006 . . . . . . .    25,000,000    25,000,000

Note payable (term loan) bearing
 interest at 2% per annum, compounded
 annually; secured by the Partnership's
 interest in BFP, LP; no payments
 until December 1998 when the entire
 principal amount and accrued
 compounded interest were scheduled to
 be due (as discussed above); extended,
 effective January 3, 2001, to
 January 2, 2006, paid in full and
 retired on December 31, 2002 . . . . .        --         2,194,631

Demand note payable bearing
 interest at prime plus 1% (5.25%
 per annum at December 31, 2002);
 advanced by JMB; maximum principal
 sum of a specified amount, secured
 by the Partnership's interest in
 BFP, LP, paid in full and retired
 on December 31, 2002 . . . . . . . . .        --        12,375,591

Demand note payable bearing
 interest at prime plus 1%
 (5.25% per annum at December 31,
 2002); advanced by JMB, maximum
 principal sum of a specified
 amount, secured by the Partner-
 ship's interest in BFP, LP, paid
 in full and retired on December 31,
 2002 . . . . . . . . . . . . . . . . .        --        12,240,392
                                          -----------   -----------
                                          $25,000,000    67,852,614
                                          ===========   ===========

     Accrued and unpaid interest due affiliates was $4,631,375 and $18,654,891 at December 31, 2002 and 2001, respectively.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders. All losses from the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held. For Federal income tax purposes, all interest expense recognized on the JMB Notes is allocated to a General Partner of the Partnership.

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2002, 2001 and 2000 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2002     2001     2000      2002
                              -------   ------   ------  ------------

Insurance commissions . . .   $  --       --        563       --
Reimbursement (at cost)
 for legal services . . . .     6,920    9,613    4,676       --
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .    42,746    2,673    3,768      3,963
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . .     1,213     --       --         --
                              -------   ------   ------     ------
                              $50,879   12,286    9,007      3,963
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


SUMMARY FINANCIAL INFORMATION OF UNCONSOLIDATED VENTURE

     Summary financial information for BFP, LP as of and for the years ended December 31, 2002 and 2001:

                                             2002         2001
                                         -----------   -----------
                                            (000's)      (000's)
Assets:
  Commercial properties . . . . . . . .  $ 3,035,552     2,930,857
  Other assets. . . . . . . . . . . . .      865,374       856,670
                                         -----------   -----------
     Total assets . . . . . . . . . . .  $ 3,900,926     3,787,527
                                         ===========   ===========

Liabilities and Partners' Capital:
  Accounts payable and other
    liabilities . . . . . . . . . . . .  $    98,053        83,290
  Long term debt. . . . . . . . . . . .    2,767,308     2,705,777
  Venture Partners' equity. . . . . . .    1,029,790       944,057
                                         -----------   -----------
     Total liabilities. . . . . . . . .  $ 3,895,151     3,733,124
                                         ===========   ===========
     Partnership's capital. . . . . . .  $     5,775        54,403
                                         ===========   ===========

Represented by:
  Invested capital. . . . . . . . . . .  $    31,725        31,725
  Units retired / transferred . . . . .      (54,285)         (610)
  Cumulative net earnings . . . . . . .       28,335        23,288
                                         -----------   -----------
                                         $     5,775        54,403
                                         ===========   ===========

Total income. . . . . . . . . . . . . .  $   464,532       513,422
Expenses. . . . . . . . . . . . . . . .      371,495       392,739
                                         -----------   -----------
Net income before extraordinary item. .       93,037       120,683

Loss on early extinguishment of debt. .        --          (31,483)
                                         -----------   -----------
Net income. . . . . . . . . . . . . . .  $    93,037        89,200
                                         ===========   ===========
Partnership's share:
  Equity in earnings of BFP, LP . . . .  $     5,047         4,836
                                         -----------   -----------
                                         $     5,047         4,836
                                         ===========   ===========

     BFP, LP adopted fresh start accounting in connection with the restructuring, which resulted in the restatement of all of its assets and liabilities to reflect their reorganization value. Through the Redemption Date, the Partnership amortized the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the years ended December 31, 2002, 2001 and 2000 was $2,455,143, $2,455,143 and $2,455,143, respectively. On the Redemption
Date the Partnership's interest in BFP, LP was reduced to less than 1%. As a consequence, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and will no longer recognize its share of earnings or losses from BFP, LP. The Partnership has no obligation to make future contributions to BFP, LP.

     The total income, expenses and net income for the year ended
December 31, 2000 were $514,729,000, $427,921,000, and $86,808,000, respectively.


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2002
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $    2,164      1,821      1,532       1,120
                         ========== ========== ==========  ==========
Earnings (loss) before
 gain on redemption
 of interest in
 BFP, LP. . . . . . . .  $1,014,331  1,343,277  1,193,954   4,955,719
Gain on redemption of
 Partnership's interest
 in BFP, LP (net of
 venture partner's
 share of gain) . . . .       --         --         --     79,193,697
                         ---------- ---------- ----------  ----------
    Net earnings
      (loss). . . . . .  $1,014,331  1,343,277  1,193,954  84,149,416
                         ========== ========== ==========  ==========
Net earnings (loss)
 per Interest:
  Earnings (loss)
   before gain on
   redemption of
   interest in BFP,
   LP . . . . . . . . .  $      958      1,269      1,128       4,747
  Gain on redemption of
   Partnership's
   interest in BFP,
   LP (net of
   venture partner's
   share of gain) . . .       --         --         --         79,434
                         ---------- ---------- ----------  ----------
    Net earnings
      (loss) per
      Interest. . . . .  $      958      1,269      1,128      84,181
                         ========== ========== ==========  ==========


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
                         ========== ========== ==========  ==========

     On December 31, 2002, 245 Park Holding (in which the Partnership has a 99% interest) entered into a transaction whereby 90% of 245 Park Holding's interest in BFP, LP was redeemed. As a result of the partial redemption, the Partnership recognized $79,193,697 of net gain for financial reporting purposes in the fourth quarter of 2002.

     On December 31, 2002, in conjunction with the partial redemption described above, the Partnership repaid to JMB the balances outstanding on four of the five JMB Notes outstanding. In addition, the Partnership reversed previously accrued interest of approximately $4,158,000, which is included in earnings (loss) before gain on redemption of interest in BFP, LP at December 31, 2002.

     During 2001, BFP, LP sold a 49% limited partnership interest in the entities that own the 53 State Street and 75 State Street office buildings to an institutional investor. The Partnership recognized its share of the gain relating to the sale during the first quarter of 2001.

     During 2001, BFP, LP refinanced its mortgage obligation for 245 Park Avenue and accordingly, repaid the existing loans secured by the property. The Partnership recognized its share of the losses relating to prepayment penalties and other costs associated with repayment of the loans during the third quarter of 2001.

                     INDEPENDENT AUDITORS' REPORT


To the Partners of
Brookfield Financial Properties, L.P.
New York, New York


     We have audited the accompanying consolidated balance sheet of Brookfield Financial Properties, L.P. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Financial Properties, L.P. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.







/s/ Deloitte & Touche LLP




March 21, 2003

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                      CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2002
                                (000's)



                                ASSETS


Commercial properties, net. . . . . . . . . . . . . .     $ 3,035,552

Cash and cash equivalents (including
  restricted cash and cash equivalents of
  $53,394). . . . . . . . . . . . . . . . . . . . . .          60,417
Restricted treasury bills . . . . . . . . . . . . . .         256,018
Accounts receivable . . . . . . . . . . . . . . . . .          95,820
Deferred rent receivable. . . . . . . . . . . . . . .         113,108
Deferred costs, net . . . . . . . . . . . . . . . . .         106,784
Loan to affiliate . . . . . . . . . . . . . . . . . .         118,875
Other assets. . . . . . . . . . . . . . . . . . . . .         114,352
                                                           ----------

Total Assets. . . . . . . . . . . . . . . . . . . . .      $3,900,926
                                                           ==========



                   LIABILITIES AND PARTNERS' CAPITAL


Long term commercial property debt. . . . . . . . . .      $2,767,308
Accounts payable and other payables . . . . . . . . .          98,053
                                                           ----------

                                                            2,865,361

Partners' capital . . . . . . . . . . . . . . . . . .       1,035,565
                                                           ----------

Total Liabilities and Partners' Capital . . . . . . .      $3,900,926
                                                           ==========
























            See notes to consolidated financial statements.

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                (000's)




INCOME:
  Rental income . . . . . . . . . . . . . . . . . . .      $  332,683
  Escalation income and expense reimbursement
    revenue . . . . . . . . . . . . . . . . . . . . .          64,331
  Equity earnings from joint venture. . . . . . . . .          20,029
  Interest and other income . . . . . . . . . . . . .          47,489
                                                           ----------

                                                              464,532
                                                           ----------

EXPENSES:
  Property operations . . . . . . . . . . . . . . . .         132,877
  Interest. . . . . . . . . . . . . . . . . . . . . .         167,483
  Administrative and development. . . . . . . . . . .          12,833
  Depreciation and amortization . . . . . . . . . . .          58,302
                                                           ----------

                                                              371,495
                                                           ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . .      $   93,037
                                                           ==========



































            See notes to consolidated financial statements.

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                (000's)




                       Balance                Units       Balance
                      January 1,   Net       Retired/   December 31,
                        2002      Income   Transferred     2002
                     -----------  -------  -----------  ------------

  GENERAL PARTNERS

Brookfield Financial
  Properties, Inc.. .   $ 10,044  $   937     $   (21)    $   10,960

JMB 245 Park Avenue
  Holding Company,
  LLC . . . . . . . .     54,403    5,047     (53,675)         5,775


  LIMITED PARTNERS

Brookfield Proper-
 ties Corporation:
  Brookfield Pro-
   perties Holdings,
   Inc. . . . . . . .    407,606   38,017        (830)       444,793
  Olympia & York
   Tower B Company. .     79,242    7,378        (162)        86,458
  Battery Park
   Partners . . . . .    385,493   35,954        (774)       420,673
  BFP II LLC. . . . .     52,246    4,858        (115)        56,989

Other . . . . . . . .      9,426      846        (355)         9,917
                        --------  -------    --------     ----------

                        $998,460  $93,037    $(55,932)    $1,035,565
                        ========  =======    ========     ==========

























            See notes to consolidated financial statements.

                 BROOKFIELD FINANCIAL PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                (000's)




OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . .       $  93,037
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . . .          58,302
    Equity earnings from joint ventures . . . . . . .         (20,029)
    Accrued interest income . . . . . . . . . . . . .          (9,798)
    Accrued interest expense. . . . . . . . . . . . .           7,350
    Increase in deferred rent receivable. . . . . . .          (1,095)
    Changes in other operating assets and liabilities:
      Decrease in restricted cash . . . . . . . . . .          81,837
      Increase in accounts receivable . . . . . . . .         (46,207)
      Decrease in other assets. . . . . . . . . . . .           9,775
      Decrease in accounts payable and other liabilities      (16,364)
                                                            ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES . .         156,808
                                                            ---------

INVESTING ACTIVITIES:
  Additions to commercial properties. . . . . . . . .        (346,885)
  Repayments of loan from affiliate . . . . . . . . .         176,100
  Distributions from joint ventures . . . . . . . . .          16,960
  Other assets. . . . . . . . . . . . . . . . . . . .         (31,438)
                                                            ---------
        NET CASH USED IN INVESTING ACTIVITIES . . . .        (185,263)
                                                            ---------

FINANCING ACTIVITIES:
  Additions to long term debt . . . . . . . . . . . .         100,000
  Repayments of long term debt. . . . . . . . . . . .         (44,606)
  Redemption of restricted treasury bills . . . . . .          20,299
  Equity units retired. . . . . . . . . . . . . . . .         (55,932)
                                                            ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES . .          19,761
                                                            ---------

Decrease in cash and cash equivalents . . . . . . . .          (8,694)
Cash and cash equivalents - beginning of year . . . .          15,717
                                                            ---------

Cash and cash equivalents - end of year . . . . . . .       $   7,023
                                                            =========
















            See notes to consolidated financial statements.

        BROOKFIELD FINANCIAL PROPERTIES, L.P. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                (000'S)


1.   ORGANIZATION

     Brookfield Financial Properties, L.P. (the Company) is a Delaware limited partnership organized by and among Brookfield Financial Properties, Inc., a subsidiary of Brookfield Properties Holdings, Inc., a Delaware corporation, as a general partner, JMB 245 Park Avenue Holding Company, LLC, as a general partner, (JMB) and Brookfield Properties Holdings, Inc., Olympia & York Tower B Company, BFP II LLC, and Battery Park Partners (which are subsidiaries of Brookfield Properties Corporation and are collectively referred to as
     BPHI), and various other partners as limited partners. Pursuant to the Redemption Agreement dated December 31, 2002 between the Company and JMB, the Company redeemed 5,106.376 Class A partnership units for consideration of approximately $56,000 and simultaneously executed the Fourth Restated Partnership Agreement.


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

     b.    COMMERCIAL PROPERTIES

           Land, building and improvements and tenant improvements are carried at cost, subject to impairment evaluation. Included in commercial properties is real estate under development which is carried at cost. Interest, property taxes, insurance incurred during the development period and direct project costs such as design, construction, legal, development fees, and project administration are capitalized as property costs. Capitalized carrying costs, consisting primarily of interest and property taxes, aggregated $65,500 for the year ended December 31, 2002, including interest of approximately $20,800.

     c.    DEPRECIATION AND AMORTIZATION

           Depreciation of office buildings and improvements is provided on the straight-line method over the lives of the buildings which management has estimated to range from 38 to 50 years. Amortization of tenant improvements and other leasing costs is provided on the straight-line method over the terms of the related leases.

     d.    DEFERRED COSTS

           Direct financing costs incurred relating to obtaining mortgage financing are deferred and amortized over the term of the mortgage payable. Direct costs (leasing commissions) incurred relating to leasing activities are deferred and amortized on a straight-line basis over the terms of the related leases. At December 31, 2002, the accumulated amortization on the deferred costs is $20,084.

     e.    INCOME TAXES

           The Company, as a partnership, is not subject to Federal, state and local income taxes, with the exception of certain corporate subsidiaries. Accordingly, the Company makes no provision for income taxes in its consolidated financial statements except for the aforementioned corporate subsidiaries, where income taxes are provided as required. The Company's taxable income or loss, excluding the taxable income or loss of the corporate subsidiaries, is reportable by the partners.

     f.    CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents.

           Restricted cash principally represents amounts which are restricted pursuant to the terms of certain loan agreements.

     g.    FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosures of fair values of financial instruments for which it is practicable to estimate that value. Based on available market information, the Company estimates that the fair value of its financial assets and liabilities approximates their carrying value.

     h.    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     i.    RENTAL INCOME

           Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancellable term of the respective leases.

     j     RECENT ACCOUNTING PRONOUNCEMENTS

           On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The adoption of this Interpretation did not have an impact on the financial statements of the Company.

           In November of 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provision of this Interpretation are effective for the Company's December 31, 2002 financial statements; the Company has no guarantees requiring disclosure under this Interpretation. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate that the adoption of this Interpretation will have an impact on the consolidated financial statements.

           In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpre tation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not anticipate that the adoption of this Interpretation will have an impact on the consolidated financial statements.

3.   COMMERCIAL PROPERTIES

     DESCRIPTION

     The Company, through its subsidiaries and joint ventures, is primarily involved in the operation and development of commercial real estate located in New York City and Boston. The Company's tenants are principally large financial and professional service institutions. The properties owned by the Company, in whole or in part, are as follows:

     NEW YORK CITY                           BOSTON
     -------------                           ------

     World Financial Center - Tower A        53 State Street
     World Financial Center - Tower B        75 State Street
     World Financial Center - Tower C
     World Financial Center - Tower D
     245 Park Avenue
     One Liberty Plaza
     300 Madison Avenue

     These properties aggregate approximately 14.1 million square feet. The properties which are wholly owned at December 31, 2002 are World Financial Center Towers A and B, 245 Park Avenue, One Liberty Plaza and 300 Madison Avenue, a property currently under development expected to be completed in 2003.

     The Company acquired its interest in World Financial Center Tower C in September 2002. The interest represents a 51.5% tenancy in common interest in the property with remaining 48.5% tenancy in common interest held by a subsidiary of American Express Company. The Company's interest of the property is currently being redeveloped, with major occupancy expected by 2004.

     Properties which are not consolidated as a result of the Company sharing control with its joint venture partners include Tower D, which is held 51% by the Company and 49% by an affiliate of Merrill Lynch & Co. ("Merrill Lynch") and 53 State Street and 75 State Street, which are held 51% by the Company and 49% by an affiliate of Deutsche Bank.

     Included in Commercial Properties at December 31, 2002 are consolidated operating commercial properties of $2,369,341, real estate under development of $430,444 and joint venture investments of $235,767.

     CONSOLIDATED COMMERCIAL PROPERTIES:

     The Company's consolidated operating commercial properties (including the tenancy in common interest owned in World Financial Center - Tower C) at December 31, 2002 are as follows:

           Land . . . . . . . . . . . . . . .       $  348,179
           Buildings and improvements . . . .        2,330,317
           Accumulated depreciation
             and amortization . . . . . . . .         (309,155)
                                                    ----------
               Total. . . . . . . . . . . . .       $2,369,341
                                                    ==========

     JOINT VENTURES - COMMERCIAL PROPERTY:

     The condensed balance sheet and condensed statement of operations of the Company's partially owned properties, in which the Company has a joint venture investment, at and for the year ended December 31, 2002 is as follows:

           BALANCE SHEET

           ASSETS
             Commercial property. . . . . . .       $1,116,838
             Other assets . . . . . . . . . .          137,506
                                                    ----------
             Total assets . . . . . . . . . .       $1,254,344
                                                    ==========

           LIABILITIES
             Long term debt . . . . . . . . .       $  755,128
             Accounts payable and other . . .            7,897
                                                    ----------
             Total liabilities. . . . . . . .          763,025
                                                    ----------

           PARTNER'S CAPITAL
             Brookfield Financial
               Properties, L.P. . . . . . . .          235,767
             Co-venturers . . . . . . . . . .          255,552
                                                    ----------
                                                       491,319
                                                    ----------
             Total liabilities and
               partner's capital. . . . . . .       $1,254,344
                                                    ==========

           STATEMENT OF OPERATIONS

           Revenues . . . . . . . . . . . . .       $  180,695
           Operating expenses . . . . . . . .         (113,116)
           Deprecation and amortization . . .          (29,019)
                                                    ----------
           Net income . . . . . . . . . . . .       $   38,560
                                                    ==========


4.   LONG TERM DEBT

     Long term debt secured by mortgages and other security interests which are collateralized by commercial properties carries a weighted average interest rate of 7.0% at December 31, 2002. Cash paid for interest on long term debt obligations for the year ended
     December 31, 2002 aggregated approximately $160,000.

     In 2001, the Company entered into a new mortgage loan for One Liberty Plaza in the principal amount of $432,000, and purchase treasury bills of approximately $295,000 which were transferred to a trust to service the existing debt and are classified as restricted. The defeasance did not meet the requirement of a defeasance under GAAP.

     In addition, included in long term debt is subordinated long term debt of $65,400 which represents the net carrying value of a zero coupon note (the Note) payable by WFP Tower B Co., L.P. (the Partnership), a subsidiary of the Company, upon its maturity on October 1, 2014. The Note carries a face principal amount of $150,000 (the Face Principal Amount). On maturity the Partnership will pay the Face Principal Amount and, if any, the Maturity Contingent Principal Amount (together, the Maturity Stated Principal Amount). The Maturity Contingent Principal Amount is the lesser of
     (a) 25% of the amount by which Tower B fair market value at maturity exceeds $600,000 and (b) $517,298. In lieu of paying in cash the Maturity Stated Principal Amount, the Partnership may elect to deliver to the lender a 25% interest in the building located at Parcel B at the World Financial Center (the Equity Interest), provided that the fair market value of the building, taking into account the then outstanding principal indebtedness secured by the leasehold interest in the building, is at least $600,000. However, if the lender elects to receive cash instead, then the Partnership has to repay the Maturity Stated Principal Amount and not deliver the Equity Interest. The carrying amount of this Note represents the current value of the Note based upon the estimated residual value of the building discounted at 9.0%.

     The Company has a mortgage note payable maturing on November 21, 2003 in the amount of $401,800. The Company is currently negotiating a mortgage with a new lender which it anticipates will close prior to November 21, 2003.

     The scheduled repayments of long term debt at December 31, 2002 are as follows:

     Years ending December 31, 2003 . . . .   $  458,278
                              2004. . . . .       68,136
                              2005. . . . .       73,179
                              2006. . . . .       77,349
                              2007. . . . .      321,135
                              Thereafter. .    1,769,231
                                              ----------
                                              $2,767,308
                                              ==========

5.   RENTALS UNDER OPERATING LEASES

     Rental revenues are derived from the leasing of space in the buildings to commercial and retail tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense escalations to be paid in monthly installments. Included in interest and other income is approximately $18,921 of income derived from early termination of operating leases.

     The following is a schedule of minimum future rental payments under noncancellable operating leases during the next five years and thereafter.

     Years ending December 31, 2003 . . . .   $  344,109
                              2004. . . . .      340,304
                              2005. . . . .      317,955
                              2006. . . . .      301,878
                              2007. . . . .      284,768
                              Thereafter. .    2,057,051
                                              ----------
     Total future minimum rental payments .   $3,646,065
                                              ==========

6.   RELATED PARTY TRANSACTIONS

     Included in other assets is a note receivable from BPHI in the amount of $1,836. This note matures in November 2006 and bears at a rate of prime less .5% (4.25% at December 31, 2002).

     During the year, the Company made advances to an affiliate of BPHI pursuant to a loan agreement which matures on December 31, 2003. Advances bear interest at a rate of prime less .5%, such rate being 4.25% at December 31, 2002. Total interest earned on the advances aggregated $11,528 for the year ended December 31, 2002, at which time the balance outstanding, including accrued interest was $118,875.

7.   PARTNERS' CAPITAL

     During the year, the Company purchased limited partnership units from certain partners at a price in excess of current carrying value which resulted in an adjustment to the carrying value of the remaining partnership units.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various ground leases expiring between 2069 and 2077. The following is a schedule of the future minimum rental payments under these leases;

     Years ending December 31, 2003 . . . .   $   12,997
                              2004. . . . .       13,016
                              2005. . . . .       13,033
                              2006. . . . .       13,051
                              2007. . . . .       13,069
                              Thereafter. .      620,056
                                              ----------
                                              $  685,222
                                              ==========

     The Company is subject to pending legal proceedings and litigation incidental to its business. Management believes the maximum liability that may result from any adverse determination from these legal actions is covered by the amount of insurance available under the Company's policy, and therefore, such legal actions will not be material to the Company's financial position.

9.   IMPACT OF SEPTEMBER 11, 2001

     On September 11, 2001, the Company owned eight million square feet of space in four office towers surrounding the World Trade Center site - One Liberty Plaza and Towers A, B and D of the World Financial Center. These properties sustained non-structural damage as a result of the attack on and subsequent collapse of the World Trade Center. The primary nature of the damage consisted of replacement of broken windows and some repair to the granite facade on the World Financial Center. As a result of the type of leases on two of the Company's properties, the Company was responsible for the repairs to One Liberty Plaza and One World Financial Center - Tower A. The Company is also responsible to repair the glass - enclosed Winter Garden atrium at the center of the World Financial Center which suffered more significant damage from falling debris than other areas of the complex. The two remaining properties, Towers B and D at the World Financial Center, are triple-net leased to Merrill Lynch, who is responsible for the cost of repairs to such properties.

     The Company maintains insurance coverage for both clean-up and repair costs as well as the temporary loss of rent. The Company is covered for any costs incurred to repair damage to One Liberty Plaza, One World Financial Center, the Winter Garden atrium and common areas of the World Financial Center, as well as for business interruption. Towers B and D of the World Financial Center are covered by insurance in place under the Merrill Lynch leases. The total estimated costs of clean-up and repair work is approximately $133 million all of which the Company believes is recoverable from insurance carriers.
     As of December 31, 2002, approximately $122,100 (approximately $97,800 in 2002) of costs have been incurred of which $85,600 has been received from insurance carriers. In addition, the Company has recognized approximately $97,600 (approximately $48,900 in 2002) as lost rental revenue of which approximately $91,100 has been received as of December 31, 2002. In accordance with EITF 01-10 costs are expensed when incurred and insurance recoveries are recognized when they are deemed probable. Insurance proceeds through March 21, 2003 are approximately $187,500. The Company expects to collect the full balance of its claim.

     One Liberty Plaza and World Financial Center - Tower D reopened in October 2001 and World Financial Center - Towers A and B reopened in the first quarter of 2002. The repairs to the Winter Garden atrium were completed in September 2002. No material lease cancellations in the properties occurred as a result of this event.

     The Company has $300 million of insurance for damage and business interruption costs sustained as a result of an act of terrorism. However, a terrorist act could have a material effect on the company's assets to the extent damages exceed the coverage. The Company has reviewed its loan agreements and believes it is in compliance, in all material respects, with the contractual obligations therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 2002 and 2001.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

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

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest with respect to matters relating to the term loan notes and the demand notes payable to JMB, including, among other things, the assessment by JMB of default interest, the enforcement of repayment of the notes and the remedies available to JMB in the event of a default under any of the notes. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan and demand notes.

     The names, current positions and length of service therein of the director and executive officers of the Corporate General Partner of the Partnership are as follows:

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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 12, 2003. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 12, 2003. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIII.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB. Certain of such officers are also partners, directly or indirectly, in the associate general partners in the Partnership and Carlyle-XIII.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 65) is Chairman and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 65) is President and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm has also been a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, since its inception in November 1994. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. Mr. Bluhm is a member of the Bar of the State of Illinois.

     Gary Nickele (age 50) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 40) is a Senior Vice President of JMB. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 54) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 55) is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and is an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2002, 2001 or 2000. The General Partners were allocated aggregate losses for tax purposes of ($5,867,736) from the Partnership in 2002. Such allocation of losses may benefit the General Partners to the extent that such losses may offset their taxable income from other sources.

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

     (d)   The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance to any person.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the Partnership Agreement, the Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. Such transactions may involve conflicts of interest for the General Partners or their affiliates, including, among others, those discussed in Item 10. Directors and Executive Officers above. Various relationships of the Partnership to the Corporate General Partner (and its director and executive officers) and its affiliates are also set forth above in Item 10.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. The General Partners were entitled to be reimbursed for $1,213 of such expenses in 2002, all of which were paid at December 31, 2002.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 2002, an affiliate of the General Partners was entitled to reimbursements for such expenses in the amount of $49,666 of which $3,963 was payable at December 31, 2002.

     The Partnership had three term loan notes and two demand notes payable to JMB during 2002. During 2002, interest of $712,198 was accrued on the original demand note at the annual rate of prime (as such prime rate changed from time to time) plus 1% (5.25% at December 31, 2002), interest of $719,088 was accrued on the LIBOR Note at the annual rate of LIBOR (as such LIBOR rate changed from time to time) plus 2.625% (4.064% at December 31, 2002), interest of $773,693 was accrued on the new demand note at the annual rate of prime (as such prime rate changed from time to time) plus 1% (5.25% at December 31, 2002), interest of $573,976 was accrued on the $25,000,000 term loan at the annual rate of 2%, compounded annually, and interest of $50,387 was accrued on the $2,194,631 term loan at the annual rate of 2%, compounded annually. In addition, during 2002, JMB advanced $662,951 to the Partnership pursuant to the new demand note and the Partnership used the advances to pay the outstanding interest on the LIBOR
Note in 2002. On December 31, 2002, the Partnership paid to JMB approximately $55,548,000 as repayment of principal and accrued interest on two of the term loan notes and the two demand notes. The Partnership reversed previous accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at December 31, 2002, was approximately $29,631,000. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with interest compounded annually.


ITEM 14. CONTROLS AND PROCEDURES

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

     Due to its owning only a minority (approximately .5% at December 31, 2002) interest in BFP, LP, the Partnership's information concerning BFP, LP, its properties, other assets and operations (including the risks related thereto) is limited to and dependent upon the information provided to the Partnership by BFP, LP and on publicly available information. As a result, the information that the Partnership has included in this report concerning such matters may not be the most current or complete. In addition, due to the timing of receipt of information from BFP, LP, this and other periodic reports filed by the Partnership with the SEC have not always been filed within the time periods specified in the applicable SEC rules and forms for such reports. The Partnership's disclosure controls and procedures do not include the disclosure controls and procedures of BFP, LP, which the Partnership has no ability to control.



                                PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report.

       (1) Financial Statements (See Index to Financial Statements and Supplementary Data filed with this report).

       (2)  Exhibits.

            3-A. Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated by reference to Exhibit 3-A to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-13545) dated August 21, 2002.

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

            4-I. Amendment No. 1 to $16,042,000 Second Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to Exhibit 4-A to the Partnership's Report for March 31, 2001 on Form 10-Q (File No. 0-13545) dated May 9, 2001.

            4-J. Amendment No. 1 to $25,000,000 Second Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to Exhibit 4-B to the Partnership's Report for March 31, 2001 on Form 10-Q (File No. 0-13545) dated May 9, 2001.

            4-K. Amendment No. 1 to $2,194,321.25 Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to Exhibit 4-C to the Partnership's Report for March 31, 2001 on Form 10-Q (File No. 0-13545) dated May 9, 2001.

            4-L. Demand Note dated May 7, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to Exhi bit 4-D to the Partnership's Report for June 30, 2001 on Form 10-Q (File NO. 0-13545) dated August 10, 2001.

            10-A. Third Amended Joint Plan of Reorganization dated September 12, 1996 is hereby incorporated herein by reference to Exhibit 10-H to the Partnership's report for September 30, 1996 on Form 10-Q (File No. 0-13545) filed on November 8, 1996.

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

            10-D. JMB Transaction Agreement dated as of November 21, 1996 is hereby incorporated by reference to Exhibit
                    10.2 to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) filed on
                    December 6, 1996.

            10-E.   Consent and Substitution of Collateral dated
                    November 21, 1996 is hereby incorporated herein by reference to Exhibit 10-E to the Partnership's Report for March 31, 1997 on Form 10-Q (File No. 0-13545) filed on May 9, 1997.

            10-F. Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P., dated
                    December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.1 to the Partnership's Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.

            10-G. Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P. dated as of December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.2 to the Partnership's Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.

            21.     List of Subsidiaries of the Partnership.

            99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

            99.1 Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership is filed herewith.

  (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

            The Partnership's report on Form 8-K for December 31, 2002 (File No. 0-13545) describing under Item 2 (Disposition of Assets) the redemption of 90% of the Partnership's interest in BFP, LP was filed on January 15, 2003.

     No annual report or proxy material for the fiscal year 2002 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   June 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Principal Executive Officer
                Date:   June 20, 2003


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                        and Principal Financial Officer
                Date:   June 20, 2003

                            CERTIFICATIONS
                            --------------

I, Patrick J. Meara, certify that:

1. I have reviewed this annual report on Form 10-K of JMB/245 Park Avenue Associates, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:June 20, 2003

                            /s/ Patrick J. Meara
                            ----------------------------
                            Principal Executive Officer

I, Gailen J. Hull, certify that:

1. I have reviewed this annual report on Form 10-K of JMB/245 Park Avenue Associates, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:June 20, 2003

                            /s/ Gailen J. Hull
                            ---------------------------
                            Principal Financial Officer

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

10-B.     Limited Liability Company Agreement of
          JMB 245 Park Avenue Holding Company, LLC
          dated as of November 12, 1996.                Yes

10-C.     Amended and Restated Agreement of
          Limited Partnership of World Financial
          Properties dated as of November 21, 1996      Yes

10-D.     JMB Transaction Agreement dated as of
          November 21, 1996                             Yes

10-E.     Consent and Substitution of Collateral
          dated November 21, 1996                       Yes

10-F.     Redemption Agreement between JMB 245
          Park Avenue Holding Company, LLC, WFP
          Property G.P. Corp. and Brookfield
          Financial Properties, L.P.                    Yes

10-G.     Fourth Amended and Restated Agreement
          of Limited Partnership of Brookfield
          Financial Properties, L.P.                    Yes

  21.     List of Subsidiaries of the Partnership.       No

  99.     Certification Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act
          of 2002                                        No

  99.1    Article 14 (pages 15-17) of the
          Partnership's Amended and Restated
          Agreement of Limited Partnership               No