Form 10-Q
period 2003-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2003-08-14
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2003        Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2003 AND DECEMBER 31, 2002
                              (UNAUDITED)


                                ASSETS
                                ------
                                          JUNE 30,      DECEMBER 31,
                                           2003            2002
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $    132,396         348,741
  Other receivables . . . . . . . . .         10,041           7,898
                                        ------------    ------------
          Total assets. . . . . . . .   $    142,437         356,639
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
        ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     53,756         120,936
                                        ------------    ------------
          Total current liabilities .         53,756         120,936

Notes payable to an affiliate -
  long-term, including accrued
  interest. . . . . . . . . . . . . .     29,882,764      29,631,375
                                        ------------    ------------

Commitments and contingencies

          Total liabilities . . . . .     29,936,520      29,752,311

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net earnings (losses).    (10,756,373)    (10,732,468)
                                        ------------    ------------
                                         (11,235,373)    (11,211,468)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net earnings (losses).   (124,096,104)   (123,721,598)
                                        ------------    ------------
                                         (18,558,710)    (18,184,204)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .    (29,794,083)    (29,395,672)
                                        ------------    ------------
                                        $    142,437         356,639
                                        ============    ============




     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)




                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                JUNE 30,              JUNE 30,
                         --------------------- ---------------------
                            2003       2002       2003       2002
                         ---------- ---------- ---------- ----------

Income:
  Interest and
    other income. . . . .$      373      1,821      1,074      3,985
                         ---------- ---------- ---------- ----------

Expenses:
  Interest. . . . . . . .   126,389    709,868    251,389  1,407,238
  Professional services .    41,859      4,221     96,785     27,319
  General and
    administrative. . . .    24,987     20,276     51,311     47,650
                         ---------- ---------- ---------- ----------

                            193,235    734,365    399,485  1,482,207
                         ---------- ---------- ---------- ----------

                           (192,862)  (732,544)  (398,411)(1,478,222)

Partnership's share of
  earnings (loss) from
  operations of uncon-
  solidated venture . . .     --     2,096,785      --     3,874,571
Venture partner's share
  of venture operations .     --       (20,964)     --       (38,741)
                         ---------- ---------- ---------- ----------

        Net earnings
          (loss). . . . .$ (192,862) 1,343,277   (398,411) 2,357,608
                         ========== ========== ========== ==========

        Net earnings
          (loss) per
          limited part-
          nership
          interest. . . .$     (184)     1,269       (380)     2,227
                         ========== ========== ========== ==========















     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)




                                               2003         2002
                                            ----------   ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .   $ (398,411)   2,357,608
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture . . . . . . . . . . . . . .        --      (3,874,571)
    Venture partner's share of
      venture operations. . . . . . . . .        --          38,741
  Changes in:
    Other receivables . . . . . . . . . .       (2,143)      73,886
    Accounts payable. . . . . . . . . . .      (67,180)     (29,732)
    Interest payable to affiliate . . . .      251,389    1,105,152
                                            ----------   ----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . . . .     (216,345)    (328,916)
                                            ----------   ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .        --         302,086
                                            ----------   ----------

          Net cash provided by
            (used in) financing
            activities. . . . . . . . . .        --         302,086
                                            ----------   ----------

          Net increase (decrease)
            in cash . . . . . . . . . . .     (216,345)     (26,830)

          Cash and cash equivalents,
            beginning of period . . . . .      348,741      475,931
                                            ----------   ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $  132,396      449,101
                                            ==========   ==========


Supplemental disclosure of cash flow
 information:
  Cash paid for interest to an affiliate.   $    --         302,086
                                            ==========   ==========









     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2003 AND 2002
                              (UNAUDITED)

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

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in BFP, LP subsequent to the Effective Date through December 31, 2002 (the "Redemption Date"), when the Partnership's indirect interest in BFP, LP was reduced to less than 1%. Because the Partnership has no future funding obligations, is currently not expecting to receive distributions, has no influence or control over the day-to-day affairs of BFP, LP and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and will no longer recognize its share of earnings or losses from BFP, LP.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

245 PARK

     Prior to the restructuring in November 1996, the Partnership was a partner with certain affiliates of Olympia & York Developments, Ltd. ("O&Y") in 245 Park, which owned the 245 Park Avenue office building in New York, New York.

     As a result of the 1996 restructuring and until December 31, 2002, the Partnership owned through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest represented by 5,673.751 Class A Units in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002, 90% of 245 Park Holding's interest in BFP, LP was redeemed, as described below. BFP, LP is a joint venture that holds equity investments in commercial office buildings located in New York, New York and Boston, Massachusetts. Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

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

     Prior to repayment to JMB (described below) the Partnership had three term loan notes payable to JMB. One (the "LIBOR Note") of the term loan notes had an outstanding principal balance of $16,042,000 and bore interest at a variable rate related to LIBOR plus 2.625% per annum. The other two term loan notes had an aggregate outstanding principal balance of approximately $27,195,000 and bore interest at 2% per annum, which accrued and compounded annually. JMB Realty Corporation ("JMB") had made various advances to the Partnership, evidenced by a demand note, to make principal and interest payments on the term loan notes and to pay operating costs of the Partnership. As of December 31, 2002, JMB had advanced approximately $12,376,000 on this demand note. Interest accrued on these advances at the annual rate of prime (as such prime rate changed from time to time) plus 1%. At December 31, 2002, principal and accrued interest on this demand note aggregated approximately $16,765,000.

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

Interest was due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued and compounded interest on the other term loan notes (including the note representing the interest rate swap payment) were due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. In 2001, the Partnership issued a new demand note payable to JMB, secured by the Partnership's interest in BFP, LP and bearing interest at the prime rate (as such prime rate changed from time to time) plus 1% per annum with interest accruing and compounding quarterly. Through December 31, 2002, JMB had advanced approximately $12,903,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2002 of approximately $12,903,000. As discussed below, on December 31, 2002, the Partnership repaid to JMB the new demand note balance, including accrued interest, of approximately $14,267,000. In addition, the Partnership repaid to JMB (i) the LIBOR Note balance, including accrued interest, of approximately $16,098,000, (ii) approxi-mately $8,418,000, including principal and accrued interest on the other two term loan notes and (iii) the original demand note principal balance and accrued interest of approximately $16,765,000. The Partnership also reversed previously accrued interest of $4,158,000 (of which approximately $483,000 was related to one of the term loan notes).

     The Partnership's interest in BFP, LP was pledged as collateral for the term loan notes and demand notes (collectively, the "JMB Notes") which aggregated approximately $89,337,000 in principal and interest at December 31, 2002 (prior to repayment to JMB). The security agreements for the JMB Notes required mandatory payment of principal and interest out of any net proceeds received upon the sale, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest, (the "Redeemed Interest") in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at June 30, 2003, was approximately $29,883,000. Interest on the remaining JMB Note accrues at a rate of 2% per annum and is compounded annually. The remaining JMB Note is secured by the Partnership's interest in BFP, LP.

     The Partnership recognized a net gain of approximately $79,194,000 in 2002 on the Partial Redemption for financial reporting purposes. No gain was recognized by the Partnership for Federal income tax purposes.

     BFP, LP has a substantial amount of indebtedness outstanding. If any of the buildings in which BFP, LP has an interest are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the remaining JMB Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption), the Partnership's share of the proceeds of such sale or disposition would be available to satisfy the remaining JMB Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes as a result of one or more transactions which may occur over the remaining term of the Partnership. These transactions include (i) a full or partial sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal income tax purposes. Moreover, none of these potential transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     Under the terms of the JMB Transaction Agreement executed in 1996, the Partnership had the right, except under certain circumstances, to prohibit
(i) a sale of the 245 Park Avenue property prior to January 2, 2000 and
(ii) a reduction of the indebtedness secured by the property below a certain level prior to January 2, 2003. As a result of the expiration of these provisions, BFP has had discussions with various third parties regarding the full or partial sale of the property. BFP has notified the Partnership that it has now commenced advanced negotiations with a third party for the potential sale of a partial interest in the 245 Park Avenue property. Should such a transaction be consummated, and subject to the terms of the transaction, a substantial amount of gain for Federal income tax purposes could be allocated to the Holders of Interests as a result of such transaction without any distribution of cash.

TRANSACTIONS WITH AFFILIATES

     The Partnership had three term loan notes and two demand notes payable to JMB during 2002. During 2002, interest of $712,198 was accrued on the original demand note at the annual rate of prime (as such prime rate changed from time to time) plus 1%, interest of $719,088 was accrued on the LIBOR Note at the annual rate of LIBOR (as such LIBOR rate changed from time to time) plus 2.625%, interest of $773,693 was accrued on the new demand note at the annual rate of prime (as such prime rate changed from time to time) plus 1%, compounded quarterly, interest of $573,976 was accrued on the $25,000,000 term loan at the annual rate of 2%, compounded annually, and interest of $50,387 was accrued on the $2,194,631 term loan at the annual rate of 2%, compounded annually. In addition, during 2002, JMB advanced $662,951 to the Partnership pursuant to the new demand note and the Partnership used the advances to pay the outstanding interest on the LIBOR Note in 2002. On December 31, 2002, the Partnership paid to JMB approximately $55,548,000 as repayment of principal and accrued interest on two of the term loan notes and the two demand notes. The Partnership reversed previous accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at June 30, 2003 and December 31, 2002, was approximately $29,883,000 and $29,631,000, respectively. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with interest compounded annually. For the six months ended June 30, 2003 and 2002, the Partnership incurred approximately $251,000 and $1,407,000, respectively, for interest on the remaining term loan note in 2003 and on the demand notes and term loan notes in 2002. JMB advanced approximately $302,000 to the Partnership through the new demand note to pay outstanding accrued interest on the LIBOR Note of approximately $302,000 for the six months ended June 30, 2002.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred $17,247 and $15,683 for the six months ended June 30, 2003 and 2002, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $2,850 was unpaid as of June 30, 2003.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the six months ended June 30, 2002 is as follows:

                                                      2002
                                                    --------
                                                     (000's)

     Total income . . . . . . . . . . . . . . .     $223,244
                                                    ========
     Operating income . . . . . . . . . . . . .     $ 48,804
                                                    ========
     Partnership's share of income. . . . . . .     $  2,647
                                                    ========

     The Partnership's share of income amount differs from the amount recorded by the Partnership due to the amortization of the basis difference discussed below.

     BFP, LP adopted fresh start accounting in connection with the restructuring, which resulted in the restatement of all of its assets and liabilities to reflect their reorganization value. Through the Redemption Date, the Partnership amortized the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the six month period ended June 30, 2002 was $1,227,571. On the Redemption Date the Partnership's interest in BFP, LP was reduced to less than 1%. As a consequence, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and will no longer recognize its share of earnings or losses from BFP, LP. The Partnership has no obligation to make future contributions to BFP, LP.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made.

ADJUSTMENTS

     Subject to the accuracy and completeness of the financial information provided to the Partnership by BFP, LP for 2002, in the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investment property. Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2002 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made.

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest, (the "Redeemed Interest") in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at June 30, 2003 was approximately $29,883,000. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with the interest compounded annually.

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

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. In the Amendment, BFP, LP is obligated to use its commercially reasonable efforts, in any agreement of merger or consolidation entered into by BFP, LP on or before December 2007, to the extent that the consideration is comprised in whole or in part of equity interests, to provide for the Partnership to obtain its share of such equity interests in a form such that the Partnership will not recognize a material amount of gain for Federal income tax purposes.
If BFP, LP, having used its commercially reasonable efforts, is unable to provide for the Partnership to receive such an equity interest, BFP, LP must pay to the Partnership, in addition to the Partnership's share of the merger consideration, a cash amount equal to the percentage of the merger consideration in the form of equity multiplied by a number which is $14 million in 2003 and which decreases by $1.5 million per year through the year 2007.

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

     Persons who are interested in obtaining more information concerning BFP, LP should be aware that BPC files periodic reports and other informa-tion, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").
BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-Q, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

     BFP, LP has a substantial amount of indebtedness outstanding. If any of the buildings in which BFP, LP has an interest are sold, any proceeds would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the remaining note payable and interest to JMB. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would be available to satisfy the remaining JMB Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes as a result of one or more transactions which may occur over the remaining term of the Partnership. These transactions include (i) a full or partial sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in

BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal income tax purposes. Moreover, none of these potential transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     Under the terms of the JMB Transaction Agreement executed in 1996, the Partnership had the right, except under certain circumstances, to prohibit
(i) a sale of the 245 Park Avenue property prior to January 2, 2000 and
(ii) a reduction of the indebtedness secured by the property below a certain level prior to January 2, 2003. As a result of the expiration of these provisions, BFP has had discussions with various third parties regarding the full or partial sale of the property. BFP has notified the Partnership that it has now commenced advanced negotiations with a third party for the potential sale of a partial interest in the 245 Park Avenue property. Should such a transaction be consummated, and subject to the terms of the transaction, a substantial amount of gain for Federal income tax purposes could be allocated to the Holders of Interests as a result of such transaction without any distribution of cash.

RESULTS OF OPERATIONS

     The decrease in cash at June 30, 2003 as compared to December 31, 2002 is primarily due to payments for professional services and general and administrative expenses in 2003, including amounts that were payable at December 31, 2002.

     The decrease in accounts payable at June 30, 2003 as compared to December 31, 2002 is primarily due to the timing of payment of certain legal fees of the Partnership related to the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The decrease in interest expense for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to the repayments toward the JMB Notes made on December 31, 2002.

     The increase in professional services for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to an increase in costs for accounting services rendered in 2003 in connection with the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The elimination of the recognition by the Partnership of a share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the three and six months ended June 30, 2003 is due to the partial redemption of the Partnership's interest in BFP, LP in December 2002. Because the Partnership has no future funding obligations, is currently not expecting to receive distributions, has no influence or control over the day-to-day affairs of BFP, LP and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP.

ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report.

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

           31. Certifications pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission are filed herewith.

           32. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 13, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 13, 2003