Form 10-Q
period 2003-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2003-11-13
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2003   Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                              (UNAUDITED)


                                ASSETS
                                ------
                                       SEPTEMBER 30,    DECEMBER 31,
                                          2003             2002
                                       -------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     89,451         348,741
  Interest and other receivables. . .         10,000           7,898
                                        ------------    ------------
          Total assets. . . . . . . .   $     99,451         356,639
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
        ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     38,299         120,936
                                        ------------    ------------
          Total current liabilities .         38,299         120,936

Notes payable to an affiliate -
  long-term, including accrued
  interest of $5,010,542 in 2003
  and $4,631,375 in 2002. . . . . . .     30,010,542      29,631,375
                                        ------------    ------------

Commitments and contingencies

          Total liabilities . . . . .     30,048,841      29,752,311

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net earnings (losses).    (10,765,691)    (10,732,468)
                                        ------------    ------------
                                         (11,244,691)    (11,211,468)
                                        ------------    ------------
  Limited partners (986 interests
   at September 30, 2003):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net earnings (losses).   (124,242,093)   (123,721,598)
                                        ------------    ------------
                                         (18,704,699)    (18,184,204)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .    (29,949,390)    (29,395,672)
                                        ------------    ------------
                                        $     99,451         356,639
                                        ============    ============


     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)




                          THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,        SEPTEMBER 30,
                         --------------------- ---------------------
                            2003       2002       2003       2002
                         ---------- ---------- ---------- ----------

Income:
  Interest and
    other income. . . . .$      182      1,532      1,256      5,517
                         ---------- ---------- ---------- ----------

Expenses:
  Interest. . . . . . . .   127,778    721,454    379,167  2,128,692
  Professional services .     8,476     30,727    105,261     58,046
  General and
    administrative. . . .    19,235     35,185     70,546     82,835
                         ---------- ---------- ---------- ----------

                            155,489    787,366    554,974  2,269,573
                         ---------- ---------- ---------- ----------

                           (155,307)  (785,834)  (553,718)(2,264,056)

Partnership's share of
  earnings (loss) from
  operations of uncon-
  solidated venture . . .     --     1,999,786      --     5,874,357
Venture partner's share
  of venture operations .     --       (19,998)     --       (58,739)
                         ---------- ---------- ---------- ----------

        Net earnings
          (loss). . . . .$ (155,307) 1,193,954   (553,718) 3,551,562
                         ========== ========== ========== ==========

        Net earnings
          (loss) per
          limited part-
          nership
          interest. . . .$     (148)     1,128       (528)     3,355
                         ========== ========== ========== ==========















     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)




                                               2003         2002
                                            ----------   ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .   $ (553,718)   3,551,562
  Items not requiring (providing) cash:
    Partnership's share of earnings from
      operations of unconsolidated
      venture . . . . . . . . . . . . . .        --      (5,874,357)
    Venture partner's share of
      venture operations. . . . . . . . .        --          58,739
  Changes in:
    Interest and other receivables. . . .       (2,102)      73,937
    Accounts payable. . . . . . . . . . .      (82,637)      (8,099)
    Interest payable to affiliate . . . .      379,167    1,584,517
                                            ----------   ----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . . . .     (259,290)    (613,701)
                                            ----------   ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .        --         544,175
                                            ----------   ----------

          Net cash provided by
            (used in) financing
            activities. . . . . . . . . .        --         544,175
                                            ----------   ----------

          Net increase (decrease)
            in cash . . . . . . . . . . .     (259,290)     (69,526)

          Cash and cash equivalents,
            beginning of period . . . . .      348,741      475,931
                                            ----------   ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   89,451      406,405
                                            ==========   ==========


Supplemental disclosure of cash flow
 information:
  Cash paid for interest to an affiliate.   $    --         544,175
                                            ==========   ==========









     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)

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

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest, (the "Redeemed Interest") in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at September 30, 2003, was approximately $30,011,000. Interest on the remaining JMB Note accrues at a rate of 2% per annum and is compounded annually. The remaining JMB Note is secured by the Partnership's interest in BFP, LP.

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

     Under the terms of the JMB Transaction Agreement executed in 1996, the Partnership had the right, except under certain circumstances, to prohibit
(i) a sale of the 245 Park Avenue property prior to January 2, 2000 and
(ii) a reduction of the indebtedness secured by the property below a certain level prior to January 2, 2003. As a result of the expiration of these provisions, BFP, LP has notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. As a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal income tax purposes could be allocated to the Holders of Interests without any distribution of cash. The final determination of the gain for Federal income tax purposes may not be available until approximately March 30, 2004 because BFP, LP is pursuing the possibility of a like-kind exchange. (In a like-kind exchange, all or some of the net proceeds from the sale of the 49% interest in the 245 Park Avenue property would be used to acquire an interest in a similar property or properties.) Such exchange, if completed within the 180 days allowed by tax law, would defer all or a portion of the gain otherwise allocated to the Partnership. The decision to enter into a like-kind exchange is up to the managing general partner of BFP, LP, which is controlled by its parent company, Brookfield Properties Corporation. As a result, the Partnership does not control the decision to engage in a like-kind exchange. There is no assurance that a like-kind exchange will be completed. The Partnership is not expecting to receive any significant sale proceeds from the sale of the 49% interest in 245 Park Avenue. As discussed above, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

TRANSACTIONS WITH AFFILIATES

     The Partnership had three term loan notes and two demand notes payable to JMB during 2002. During 2002, interest of $712,198 was accrued on the original demand note at the annual rate of prime (as such prime rate changed from time to time) plus 1%, interest of $719,088 was accrued on the LIBOR Note at the annual rate of LIBOR (as such LIBOR rate changed from time to time) plus 2.625%, interest of $773,693 was accrued on the new demand note at the annual rate of prime (as such prime rate changed from time to time) plus 1%, compounded quarterly, interest of $573,976 was accrued on the $25,000,000 term loan at the annual rate of 2%, compounded annually, and interest of $50,387 was accrued on the $2,194,631 term loan at the annual rate of 2%, compounded annually. In addition, during 2002, JMB advanced $662,951 to the Partnership pursuant to the new demand note and the Partnership used the advances to pay the outstanding interest on the LIBOR Note in 2002. On December 31, 2002, the Partnership paid to JMB approximately $55,548,000 as repayment of principal and accrued interest on two of the term loan notes and the two demand notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at September 30, 2003 and December 31, 2002, was approximately $30,011,000 and $29,631,000, respectively. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with interest compounded annually. For the nine months ended September 30, 2003 and 2002, the Partnership incurred approximately $379,000 and $2,129,000, respectively, for interest on the remaining term loan note in 2003 and on the demand notes and term loan notes in 2002. JMB advanced approximately $544,000 to the Partnership through the new demand note to pay outstanding accrued interest on the LIBOR Note of approximately $544,000 for the nine months ended September 30, 2002.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred $18,564 and $37,798 for the nine months ended September 30, 2003 and 2002, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $969 was unpaid as of September 30, 2003.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for BFP, LP for the nine months ended September 30, 2002 is as follows:

                                                      2002
                                                    --------
                                                     (000's)

     Total income . . . . . . . . . . . . . . .     $339,614
                                                    ========
     Operating income . . . . . . . . . . . . .     $ 74,399
                                                    ========
     Partnership's share of income. . . . . . .     $  4,033
                                                    ========

     The Partnership's share of income amount differs from the amount recorded by the Partnership due to the amortization of the basis difference discussed below.

     BFP, LP adopted fresh start accounting in connection with the restructuring, which resulted in the restatement of all of its assets and liabilities to reflect their reorganization value. Through the Redemption Date, the Partnership amortized the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the nine month period ended September 30, 2002 was $1,841,357. On the Redemption Date the Partnership's interest in BFP, LP was reduced to less than 1%. As a consequence, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and will no longer recognize its share of earnings or losses from BFP, LP. The Partnership has no obligation to make future contributions to BFP, LP.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made.

ADJUSTMENTS

     Subject to the accuracy and completeness of the financial information provided to the Partnership by BFP, LP for 2002, in the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002.

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

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest, (the "Redeemed Interest") in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at September 30, 2003 was approximately $ 30,011,000. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with the interest compounded annually.

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

     As noted below, BFP, LP has notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003.

     In April 2003, BFP, LP refinanced One World Financial Center in Lower Manhattan with a $300 million recourse, three-year first mortgage credit facility. An additional $102 million in financing was obtained upon closing. The previous $402 million mortgage loan carried an interest rate of 7.51% and a maturity of November 2003. The new financing bears interest at a floating rate of LIBOR plus 2% per annum.

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

     Under the terms of the JMB Transaction Agreement executed in 1996, the Partnership had the right, except under certain circumstances, to prohibit
(i) a sale of the 245 Park Avenue property prior to January 2, 2000 and
(ii) a reduction of the indebtedness secured by the property below a certain level prior to January 2, 2003. As a result of the expiration of these provisions, BFP, LP has notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. As a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal income tax purposes could be allocated to the Holders of Interests without any distribution of cash. The final determination of the gain for Federal income tax purposes may not be available until approximately March 30, 2004 because BFP, LP is pursuing the possibility of a like-kind exchange. (In a like-kind exchange, all or some of the net proceeds from the sale of the 49% interest in the 245 Park Avenue property would be used to acquire an interest in a similar property or properties.) Such exchange, if completed within the 180 days allowed by tax law, would defer all or a portion of the gain otherwise allocated to the Partnership. The decision to enter into a like-kind exchange is up to the managing general partner of BFP, LP, which is controlled by its parent company, BPC. As a result, the Partnership does not control the decision to engage in a like-kind exchange. There is no assurance that a like-kind exchange will be completed. The Partnership is not expecting to receive any significant sale proceeds from the sale of the 49% interest in 245 Park Avenue. As discussed above, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

RESULTS OF OPERATIONS

     The decrease in cash at September 30, 2003 as compared to December 31, 2002 is primarily due to payments for professional services and general and administrative expenses in 2003, including amounts that were payable at December 31, 2002.

     The decrease in accounts payable at September 30, 2003 as compared to December 31, 2002 is primarily due to the timing of payment of certain legal fees of the Partnership related to the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The decrease in interest expense for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 is primarily due to the repayments toward the JMB Notes made on December 31, 2002.

     The increase in professional services for the nine months ended September 30, 2003 as compared to the same period in 2002 is primarily due to an increase in costs for accounting services rendered in 2003 in connection with the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The elimination of the recognition by the Partnership of a share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the three and nine months ended September 30, 2003 is due to the partial redemption of the Partnership's interest in BFP, LP in December 2002. Because the Partnership has no future funding obligations, is currently not expecting to receive distributions, has no influence or control over the day-to-day affairs of BFP, LP and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP.

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

     Due to its owning only a minority (approximately .5% as of December 31, 2002) interest in BFP, LP, the Partnership's information concerning BFP, LP, its properties, other assets and operations is limited to and dependent upon the information provided to the Partnership by BFP, LP and on publicly available information. As a result, the information that the Partnership has included in this report concerning such matters may not be the most current or complete. The Partnership's disclosure controls and procedures do not include the disclosure controls and procedures of BFP, LP, for which the Partnership has no responsibility.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 14, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 14, 2003