Form 10-K
period 2003-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2004-03-30
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Act of 1934


For the fiscal year
ended December 31, 2003            Commission File Number 0-13545


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

Documents Incorporated by Reference:  None.

                            TABLE OF CONTENTS



                                                           Page
                                                           ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .  1

Item 2.      Properties . . . . . . . . . . . . . . . . . .  4

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .  4

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . . .  4


PART II

Item 5.      Market for the Registrant's
             Common Equity, Related Security
             Holder Matters and Issuer Purchases
             of Equity Securities . . . . . . . . . . . . .  5

Item 6.      Selected Financial Data. . . . . . . . . . . .  6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . .  7

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . . . 11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . . 12

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . . 28

Item 9A.     Controls and Procedures. . . . . . . . . . . . 28


PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . . . 28

Item 11.     Executive Compensation . . . . . . . . . . . . 30

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management and
             Related Security Holder Matters. . . . . . . . 31

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . . 32

Item 14.     Principal Accountant Fees and Services . . . . 32


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . . 33


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

     BFP, LP's principal assets are majority and controlling interests in the following office buildings:

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

     The Partnership's interest in BFP, LP was pledged as collateral for certain notes payable (collectively "the JMB Notes") which aggregated approximately $89,337,000 in principal and interest at December 31, 2002, (immediately prior to repayment), to JMB Realty Corporation ("JMB"). The security agreements for the JMB Notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest (the "Redeemed Interest"), in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. The Partnership reversed previously accrued interest of approximately $4,158,000 and accordingly, four of the five notes outstanding were retired. Interest on the remaining JMB Note accrues at a rate of 2% per annum and is compounded annually. The remaining JMB Note is secured by the Partnership's interest in BFP, LP.
The unpaid principal and accrued and deferred interest balance on the remaining JMB Note at December 31, 2003 was approximately $30,131,000.

     The Partnership recognized approximately $79,194,000 of net gain in 2002 on the Partial Redemption for financial reporting purposes. No gain was recognized by the Partnership for Federal income tax purposes.

     In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, provide for the right of the Partnership to consent to the nomination of an independent director to the board of directors of Brookfield Properties Corporation ("BPC"), the parent company of the managing general partner of BFP, LP. The Amendment also generally provides that in the event either
(i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, or BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790), and no greater than 120% ($13,186), of the Redemption Distribution per Class A Unit in the Partial Redemption.

     Under the terms of the Amendment, BFP, LP is obligated to use its commercially reasonable efforts, in any agreement of merger or consolidation entered into by BFP, LP on or before December 2007, to the extent that the consideration is comprised in whole or in part of equity interests, to provide for the Partnership to obtain its share of such equity interests in a form such that the Partnership will not recognize a material amount of gain for Federal income tax purposes. If BFP, LP, having used its commercially reasonable efforts, is unable to provide for the Partnership to receive such an equity interest, BFP, LP must pay to the Partnership, in addition to the Partnership's share of the merger consideration, a cash amount equal to the percentage of the merger consideration in the form of equity multiplied by a number which is $14 million in 2003 and reduces by $1.5 million per year through the year 2007.

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP has notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. As a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal income tax purposes could be allocated to the Holders of Interests without any distribution of cash. The tax consequences, while having a significant effect on the General Partners and Holders of Interests for Federal income tax purposes, do not effect the consolidated financial statements of the Partnership. The Partnership is not expecting to receive any significant proceeds from the sale of the 49% interest in 245 Park Avenue. As discussed below, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

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

     As a result, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes as a result of transactions which have occurred or may occur over the remaining term of the Partnership. These transactions include (i) a full or partial sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Items 11 and 13 below and in the Notes, to which reference is hereby made for a description of such transactions.


ITEM 2.  PROPERTIES

     The Partnership owns an indirect, minority interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties. The Partnership's interest in BFP, LP is pledged as collateral for a note payable to JMB with principal and deferred interest aggregating approximately $30,131,000 at December 31, 2003.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2004, there were 872 record holders of the 982 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

     The Partnership has not made any distributions since 1989. The Partnership's interest in BFP, LP is pledged as collateral for a note payable with accrued and deferred interest (with principal and interest aggregating approximately $30,131,000 at December 31, 2003) to JMB, which requires mandatory payment of principal and interest out of (i) any distributions received from BFP, LP, and (ii) any net proceeds received upon the sale, refinancing or other disposition of the Partnership's interest in BFP, LP. Reference is made to the section entitled "Investment in Unconsolidated Venture" in the Notes and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP, LP.

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                              DECEMBER 31, 2003, 2002, 2001, 2000 AND 1999 (a)
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                   2003          2002           2001          2000          1999
                               ------------  ------------    -----------   -----------   -----------
Total income. . . . . . . . .  $      1,379         6,637        609,634       529,584       515,284
                               ============  ============    ===========   ===========   ===========
Net earnings (loss) . . . . .  $   (718,044)   87,700,978      3,978,772    (4,357,119)    6,171,054
                               ============  ============    ===========   ===========   ===========
Net earnings (loss) per
  Interest (b). . . . . . . .  $       (687)       87,536          3,759        (4,116)        5,818
                               ============  ============    ===========   ===========   ===========
Total assets. . . . . . . . .  $     73,605       356,639        557,938       567,272       207,090
                               ============  ============    ===========   ===========   ===========
Notes payable - long-term . .  $ 30,131,375    29,631,375     53,949,480    43,236,631        -- (c)
                               ============  ============    ===========   ===========   ===========

----------
      (a)   The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes appearing elsewhere in this report.  Effective
            January 3, 2001, the maturity date of the term loan notes was extended from December 31, 1998 to
            January 2, 2006.  As a result, the Partnership was required to pay default interest on the notes for the period from the maturity date of December 31, 1998 to January 3, 2001.  Accordingly, approximately $7.7 million was recorded as expense in the year ended December 31, 2000.  On
            December 31, 2002, 245 Park Holding (in which the Partnership has a 99% interest) entered into a transaction whereby 90% of 245 Park Holding's interest in BFP, LP was redeemed.  As a result of the
            Partial Redemption, the Partnership recognized approximately $79,194,000 of net gain for financial reporting purposes.  As a result of the extension of the maturity date of the loans in 2000 and the
            Partial Redemption in 2002, information in the Selected Financial Data for 2000 and 2002 is not
            comparable to other years and should not be considered indicative of the Partnership's future financial condition or results of operations.  As a result of (and subsequent to) the Partial
            Redemption, the Partnership does not apply the equity method of accounting for its interest in BFP
            LP, and consequently results for 2003 and later are not comparable to prior years.

      (b)   The net earnings (loss) per Interest are based upon the number of Interests outstanding at the end of each period.

      (c)   Such loans were classified as a current liability at December 31, 1999 due to their scheduled maturity in December 1998.  Effective January 3, 2001, the Partnership and JMB reached an agreement to extend the maturity date of the term loan notes to January 2, 2006.  Reference is made to the section entitled "Investment in Unconsolidated Venture" in the Notes and to Item 7 for a discussion of such agreement.


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

Interest was due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued and compounded interest on the other term loan notes were due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. In 2001, the Partnership issued a new demand note payable to JMB, secured by the Partnership's interest in BFP, LP and bearing interest at the prime rate (as such prime rate changed from time to time) plus 1% per annum with interest accruing and compounding quarterly. Through December 31, 2002, JMB had advanced approximately $12,903,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2002 of approximately $12,903,000.

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest (the "Redeemed Interest"), in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP.

     The Partnership received its share of the Redemption Distribution on the Redemption Date, and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes consisting of the following:
(i) the new demand note balance, including accrued interest, of approximately $14,267,000, (ii) the LIBOR Note balance, including accrued interest, of approximately $16,098,000, (iii) approximately $8,418,000, including principal and accrued interest on the other two term loan notes and (iv) the original demand note principal balance and accrued interest of approximately $16,765,000. The Partnership also reversed previously accrued interest of $4,158,000 (of which approximately $483,000 was related to one of the term loan notes). Accordingly, four of the five JMB Notes were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at December 31, 2003 and 2002 was approximately $30,131,000 and $29,631,000, respectively. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with the interest compounded annually.

     The Partnership recognized a net gain in 2002 of approximately $79,194,000 on the Partial Redemption for financial reporting purposes. No gain was recognized on the Partial Redemption by the Partnership for Federal income tax purposes.

     In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, provide for the right of the Partnership to consent to the nomination of an independent director to the board of directors of Brookfield Properties Corporation ("BPC"), the parent company of the managing general partner of BFP, LP. The Amendment also generally provides that in the event either
(i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, or BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790), and no greater than 120% ($13,186), of the Redemption Distribution per Class A Unit in the Redemption.

     Under the terms of the Amendment, BFP, LP is obligated to use its commercially reasonable efforts, in any agreement of merger or consolidation entered into by BFP, LP on or before December 2007, to the extent that the consideration is comprised in whole or in part of equity interests, to provide for the Partnership to obtain its share of such equity interests in a form such that the Partnership will not recognize a material amount of gain for Federal income tax purposes. If BFP, LP, having used its commercially reasonable efforts, is unable to provide for the Partnership to receive such an equity interest, BFP, LP must pay to the Partnership, in addition to the Partnership's share of the merger consideration, a cash amount equal to the percentage of the merger consideration in the form of equity multiplied by a number which is $14 million in 2003 and reduces by $1.5 million per year through the year 2007.

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP has notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. As a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal income tax purposes could be allocated to the Holders of Interests without any distribution of cash. Further, the tax consequences, while having a significant effect on the General Partners and Holders of Interests for Federal income tax purposes, do not effect the consolidated financial statements of the Partnership. The Partnership is not expecting to receive any significant proceeds from the sale of the 49% interest in 245 Park Avenue. As discussed below, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

     Persons who are interested in obtaining information concerning BPC should be aware that it files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

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

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes as a result of transactions which have occurred or may occur over the remaining term of the Partnership. These transactions include (i) a full or partial sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in cash at December 31, 2003 as compared to December 31, 2002 is primarily due to payments for professional services and general and administrative expenses in 2003, including amounts that were payable at December 31, 2002.

     The decrease in accounts payable at December 31, 2003 as compared to December 31, 2002 is primarily due to the timing of payment of certain legal fees of the Partnership related to the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The increase in note payable to an affiliate at December 31, 2003 as compared to December 31, 2002 is due to the addition to the note principal of the interest for 2003.

     Interest and other income for the year ended December 31, 2001 primarily consists of the Partnership's share of the property management fees from the 245 Park Avenue property. The Partnership's right to receive such fees terminated at the end of 2001.

     The decrease in interest expense for the year ended December 31, 2003 as compared to the same period in 2002 is primarily due to the repayments toward the JMB Notes made on December 31, 2002. The decrease in interest expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is due to lower average interest rates on the outstanding principal balances of the LIBOR Note and the demand notes payable to JMB.

     The decrease in professional services for the year ended December 31, 2003 as compared to the same period in 2002 is primarily due to fees for legal services related to the partial redemption of the Partnership's interest in BFP, LP in 2002, partially offset by an increase in costs for accounting services rendered in 2003 in connection with the partial redemption of the Partnership's interest in BFP, LP in December 2002. The decrease in professional services for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily due to legal fees incurred related to the extension of the Partnership's term loan notes in 2001 and also partially due to lower costs for accounting services in 2002, partially offset by professional services for legal services related to the partial redemption of the Partnership's interest in BFP, LP in 2002.

     The increase in general and administrative expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily due to an increase in reimbursements to an affiliate of the Corporate General Partner for portfolio management services in 2002.

     The elimination of the recognition by the Partnership of a share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the year ended December 31, 2003 is due to the partial redemption of the Partnership's interest in BFP, LP in December 2002. Because the Partnership has no future funding obligations, is currently not expecting to receive distributions, has no influence or control over the day-to-day affairs of BFP, LP and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP. The increases in Partnership's share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily due to the write-off of capitalized financing costs by BFP, LP in the third quarter of 2001.

INFLATION

     Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on it.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2003 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  JMB/245 PARK AVENUE ASSOCIATES, LTD.
                         (A LIMITED PARTNERSHIP)
                        and Consolidated Venture



                                  INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2003 and 2002

Consolidated Statements of Operations, years ended
  December 31, 2003, 2002 and 2001

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows, years ended
  December 31, 2003, 2002 and 2001

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois
March 23, 2004

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2003 AND 2002

                                                   ASSETS
                                                   ------


                                                                             2003             2002
                                                                         ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    63,619          348,741
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .           9,986            7,898
                                                                          -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .     $    73,605          356,639
                                                                          ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             2003             2002
                                                                         ------------     ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .    $     55,946          120,936
                                                                         ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .          55,946          120,936
                                                                         ------------     ------------
Note payable to an affiliate - long-term, including accrued
  interest of $4,631,375 in 2003 and 2002 . . . . . . . . . . . . . .      30,131,375       29,631,375
                                                                         ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      30,187,321       29,752,311

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .           1,000            1,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .        (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .     (10,775,551)     (10,732,468)
                                                                         ------------     ------------
                                                                          (11,254,551)     (11,211,468)
                                                                         ------------     ------------
  Limited partners (982 interests at December 31, 2003):
      Capital contributions, net of offering costs. . . . . . . . . .     113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .      (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (124,396,559)    (123,721,598)
                                                                         ------------     ------------
                                                                          (18,859,165)     (18,184,204)
                                                                         ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .     (30,113,716)     (29,395,672)
                                                                         ------------     ------------
                                                                         $     73,605          356,639
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

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003           2002           2001
                                                           ------------   ------------   ------------
Income:
  Interest and other income . . . . . . . . . . . . . .    $      1,379          6,637        609,634
                                                           ------------   ------------   ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . .         500,000      2,829,342      3,591,604
  Reversal of previously accrued interest . . . . . . .           --        (4,157,702)         --
  Professional services . . . . . . . . . . . . . . . .         116,450        138,098        174,211
  General and administrative. . . . . . . . . . . . . .         102,973        116,744         83,282
                                                           ------------   ------------   ------------
                                                                719,423     (1,073,518)     3,849,097
                                                           ------------   ------------   ------------

                                                               (718,044)     1,080,155     (3,239,463)
Partnership's share of income (loss) from operations
  of unconsolidated venture . . . . . . . . . . . . . .           --         7,502,143      7,291,143
Venture partner's share of venture operations . . . . .           --           (75,017)       (72,908)
                                                           ------------   ------------   ------------
Earnings (loss) before gain on redemption of
  interest in BFP, LP . . . . . . . . . . . . . . . . .        (718,044)     8,507,281      3,978,772
Gain on redemption of Partnership's interest in BFP, LP
  (net of venture partner's share of gain of
  $125,413 in 2002) . . . . . . . . . . . . . . . . . .           --        79,193,697          --
                                                           ------------   ------------   ------------
    Net earnings (loss) . . . . . . . . . . . . . . . .    $   (718,044)    87,700,978      3,978,772
                                                           ============   ============   ============
    Net earnings (loss) per limited partnership
      interest:
          Earnings (loss) before gain on redemption
            of interest in BFP, LP. . . . . . . . . . .    $       (687)         8,102          3,759
          Gain on redemption of Partnership's interest
            in BFP, LP (net of venture partners share).           --            79,434          --
                                                           ------------   ------------   ------------
          Net earnings (loss) . . . . . . . . . . . . .    $       (687)        87,536          3,759
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

                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             and Consolidated Venture

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                            GENERAL PARTNERS                            LIMITED PARTNERS
            ----------------------------------------------------------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                          NET         CASH                      NET OF         NET        CASH
              CONTRI-   EARNINGS     DISTRIBU-                 OFFERING      EARNINGS    DISTRIBU-
              BUTIONS    (LOSS)       TIONS        TOTAL        COSTS         (LOSS)      TIONS         TOTAL
              -------  -----------   --------   -----------  -----------  ------------  ----------- ------------

Balance
 (deficits)
 Decem-
 ber 31,
 2000 . . .   $ 1,000  (12,273,568)  (480,000)  (12,752,568) 113,057,394  (213,860,248) (7,520,000) (108,322,854)

Net
 earnings
 (loss) . .      --        238,726      --          238,726        --        3,740,046       --        3,740,046
              -------  -----------   --------   -----------  -----------  ------------  ----------  ------------

Balance
 (deficits)
 Decem-
 ber 31,
 2001 . . .     1,000  (12,034,842)  (480,000)  (12,513,842) 113,057,394  (210,120,202) (7,520,000) (104,582,808)

Net
 earnings
 (loss) . .       --     1,302,374      --        1,302,374        --       86,398,604       --       86,398,604
              -------  -----------   --------   -----------  -----------  ------------  ----------  ------------






                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             and Consolidated Venture

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                            GENERAL PARTNERS                            LIMITED PARTNERS
            ----------------------------------------------------------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                          NET         CASH                      NET OF         NET        CASH
              CONTRI-   EARNINGS     DISTRIBU-                 OFFERING      EARNINGS    DISTRIBU-
              BUTIONS    (LOSS)       TIONS        TOTAL        COSTS         (LOSS)      TIONS         TOTAL
              -------  -----------   --------   -----------  -----------  ------------  ----------- ------------

Balance
 (deficits)
 Decem-
 ber 31,
 2002 . .       1,000  (10,732,468)  (480,000)  (11,211,468) 113,057,394  (123,721,598) (7,520,000)  (18,184,204)

Net
 earnings
 (loss) .       --         (43,083)     --          (43,083)       --         (674,961)      --         (674,961)
              -------  -----------   --------   -----------  -----------  ------------  ----------  ------------

Balance
 (deficits)
 Decem-
 ber 31,
 2003 . .     $ 1,000  (10,775,551)  (480,000)  (11,254,551) 113,057,394  (124,396,559) (7,520,000)  (18,859,165)
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

                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             and Consolidated Venture

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                                2003           2002          2001
                                                            -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . .   $  (718,044)    87,700,978      3,978,772
  Items not requiring cash or cash equivalents:
     Gain on redemption of Partnership's interest in
       BFP, LP. . . . . . . . . . . . . . . . . . . . . .         --       (79,193,697)         --
     Partnership's share of (earnings) loss from
       operations of unconsolidated venture . . . . . . .         --        (7,502,143)    (7,291,143)
     Venture partner's share of venture operations. . . .         --            75,017         72,908
     Reversal of previously accrued interest. . . . . . .         --        (4,157,702)         --
  Changes in:
     Other receivables. . . . . . . . . . . . . . . . . .        (2,088)        74,109         14,790
     Accounts payable . . . . . . . . . . . . . . . . . .       (64,990)        46,907         38,523
     Interest payable to an affiliate . . . . . . . . . .       500,000     (9,865,814)    (9,048,786)
                                                            -----------    -----------    -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . .      (285,122)   (12,822,345)   (12,234,936)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
  Cash proceeds from redemption of Partnership's
    interest in BFP, LP . . . . . . . . . . . . . . . . .         --        56,108,857          --
                                                            -----------    -----------    -----------
          Net cash provided by
            investing activities. . . . . . . . . . . . .         --        56,108,857          --
                                                            -----------    -----------    -----------

Cash flows from financing activities:
  Fundings of demand note payable . . . . . . . . . . . .         --           662,951     12,240,392
  Payments on notes payable . . . . . . . . . . . . . . .         --       (43,515,565)         --
  Distribution to venture partner . . . . . . . . . . . .         --          (561,088)         --
                                                            -----------    -----------    -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . .         --       (43,413,702)    12,240,392
                                                            -----------    -----------    -----------
          Net increase (decrease) in cash . . . . . . . .      (285,122)      (127,190)         5,456
          Cash, beginning of year . . . . . . . . . . . .       348,741        475,931        470,475
                                                            -----------    -----------    -----------
          Cash, end of year . . . . . . . . . . . . . . .   $    63,619        348,741        475,931
                                                            ===========    ===========    ===========




                                       JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             and Consolidated Venture

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                2003           2002          2001
                                                            -----------    -----------    -----------

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest or
      interest to an affiliate. . . . . . . . . . . . . .   $     --        12,695,155     12,640,392
                                                            ===========    ===========    ===========

    Non-cash investing activities:
      Reversal of previously recognized losses from
        unconsolidated venture. . . . . . . . . . . . . .   $     --        23,210,253          --
                                                            ===========    ===========    ===========




























                           See accompanying notes to consolidated financial statements.

                  JMB/245 PARK AVENUE ASSOCIATES, LTD.
                         (A LIMITED PARTNERSHIP)
                        and Consolidated Venture

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2003, 2002 AND 2001



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     As a result of the 1996 restructuring and until December 31, 2002, JMB/245 Park Avenue Associates, Ltd. (the "Partnership") owned through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) represented by 5,673.751 Class A Units in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002, 90% of 245 Park Holding's interest in BFP, LP was redeemed, as described in "Investment in Unconsolidated Venture" below. BFP, LP is a joint venture that holds equity investments in commercial office buildings located primarily in New York, New York and Boston, Massachusetts. Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding, which was formed November 21, 1996 ("Effective Date"). Prior to the Effective Date, the Partnership held an approximate 48.25% interest in 245 Park Avenue Company ("245 Park" or the "Joint Venture"), which owned the 245 Park Avenue office building in New York, New York (see "Investment in Unconsolidated Venture" below). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The equity method of accounting was applied in the accompanying consolidated financial statements with respect to the Partnership's interest in BFP, LP subsequent to the Effective Date through December 31, 2002 (the "Redemption Date") when the Partnership's indirect interest in BFP, LP was reduced to less than 1%. Because the Partnership has no future funding obligations, is currently not expecting to receive distributions, has no influence or control over the day-to-day affairs of BFP, LP. and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and will no longer recognize its share of earnings or losses from BFP, LP.

     In April 2002, the FASB issued Statement No. 145 which, among other things, rescinds the requirement that gains and losses on extinguishments of debt be classified as extraordinary items. The Company adopted Statement No. 145 effective October 1, 2002, which required reclassifications of prior extraordinary gains on extinguishment of debt. The adoption of Statement No. 145 did not have an effect on the Partnership's financial statements presented.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of 245 Park Holding as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the year ended December 31, 2002 is summarized as follows:

                                                       2002
                                            --------------------------
                                                            TAX BASIS
                                             GAAP BASIS    (UNAUDITED)
                                            -----------   ------------
Total assets. . . . . . . . . . . . . . .   $   356,639   (159,851,605)

Partners' capital accounts (deficits):
  General partners. . . . . . . . . . . .   (11,211,468)   (50,753,934)
  Limited partners. . . . . . . . . . . .   (18,184,204)  (133,298,916)

 Net earnings (losses):
  General partners. . . . . . . . . . . .     1,302,374     (5,867,736)
  Limited partners. . . . . . . . . . . .    86,398,604      3,040,539

 Net earnings (loss) per limited
  partnership interest. . . . . . . . . .        87,536          3,081
                                           ============   ============

     The tax basis information for 2003 is not available as of the date of this report.

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. Deficit capital accounts will result, through the remaining duration of the Partnership, in net gain for financial reporting and Federal income tax purposes to the General Partners and Limited Partners.

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. During 1996, the O&Y partners and these certain other O&Y affiliates restructured their ownership interests in various office buildings, including their interest in the 245 Park Avenue office building. In connection with such restructuring, 245 Park filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1996 seeking approval of a plan of reorganization by its creditors and the partners of 245 Park, including the

Partnership, and in August 1996, the Third Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court. The Plan was accepted by the various classes of claims and equity holders and confirmed by the Court on September 20, 1996. The Plan became effective on November 21, 1996 ("Effective Date") upon completion of several additional steps. The conditions to the Plan included, but were not limited to, the completion of significant refinancing and capital transactions regarding the 245 Park Avenue office building as well as other properties. Pursuant to the terms of the Plan, the Partnership owned through 245 Park Holding an approximate 5.4% general partner interest (slightly diluted from the original ownership percentage by notes converted to equity) in a newly formed partnership, BFP, LP, represented by 5,673.751 Class A Units. The managing general partner of BFP, LP is an entity affiliated with certain O&Y creditors and the proponents of the Plan governing the restructuring. BFP, LP's principal assets currently are wholly-owned or majority and controlling interests in office buildings (including the 245 Park Avenue office building), most of which are located in New York, New York.

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

Interest was due and payable monthly on the LIBOR Note with the outstanding principal due and payable on January 2, 2006. All principal and accrued and compounded interest on the other term loan notes were due and payable on January 2, 2006. Further, all outstanding interest as of December 31, 2000 on the LIBOR Note (approximately $10.8 million) was due and payable immediately. In 2001, the Partnership issued a new demand note payable to JMB, secured by the Partnership's interest in BFP, LP and bearing interest at the prime rate (as such prime rate changed from time to time) plus 1% per annum with interest accruing and compounding quarterly. Through December 31, 2002, JMB had advanced approximately $12,903,000 to the Partnership pursuant to the new demand note. The Partnership used the advances to pay the outstanding interest on the LIBOR Note through December 31, 2002 of approximately $12,903,000.

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

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed 5,106.376 Class A Units from 245 Park Holding, or 90% of its approximate 5.4% interest (the "Redeemed Interest"), in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP consists of 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP.

     The Partnership received its share of the Redemption Distribution on the Redemption Date, and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes consisting of the following:
(i) the new demand note balance, including accrued interest, of approximately $14,267,000, (ii) the LIBOR Note balance, including accrued interest, of approximately $16,098,000, (iii) approximately $8,418,000, including principal and accrued interest on the other two term loan notes and (iv) the original demand note principal balance and accrued interest of approximately $16,765,000. The Partnership also reversed previously accrued interest of $4,158,000 (of which approximately $483,000 was related to one of the term loan notes). Accordingly, four of the five JMB Notes were retired. The unpaid principal and accrued interest balance on the remaining JMB Note at December 31, 2003 and 2002, was approximately $30,131,000 and $29,631,000, respectively. Interest on the remaining JMB Note accrues at a rate of 2% per annum and is compounded annually. The remaining JMB Note is secured by the Partnership's interest in BFP, LP.

     The Partnership recognized a net gain in 2002 of approximately $79,194,000 on the Partial Redemption for financial reporting purposes. No gain was recognized by the Partnership for Federal income tax purposes.

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP has notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. As a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal income tax purposes could be allocated to the Holders of Interests without any distribution of cash. Further, the tax consequences, while having a significant effect on the General Partners and Holders of Interests for Federal income tax purposes, do not effect the consolidated financial statements of the Partnership. The Partnership is not expecting to receive any significant proceeds from the sale of the 49% interest in 245 Park Avenue.

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional advances from JMB and there is no assurance that such advances will be made.

NOTE PAYABLE TO AN AFFILIATE

     Note payable to an affiliate consists of the following at December 31, 2003 and 2002:
                                             2003            2002
                                          -----------    -----------
Note payable (term loan) bearing
 interest at 2% per annum, compounded
 annually; secured by the Partnership's
 interest in BFP, LP; no payments until
 December 1998 when the entire principal
 amount and accrued compounded interest
 were scheduled to be due (as discussed
 above); extended, effective January 3,
 2001, to January 2, 2006 . . . . . . .   $25,500,000     25,000,000
                                          ===========    ===========

     Accrued and unpaid interest due to an affiliate was $4,631,375 at December 31, 2003 and 2002.


PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders. All losses from the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held. For Federal income tax purposes, all interest expense recognized on the JMB Notes is allocated to a General Partner.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2003     2002      2001     2003
                              -------   ------    ------ ------------
Reimbursement (at cost)
 for legal services . . . .   $14,737    6,920     9,613     1,229
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .    11,349   42,746     2,673     1,696
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . .     --       1,213      --        --
                              -------   ------    ------    ------
                              $26,086   50,879    12,286     2,925
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


SUMMARY FINANCIAL INFORMATION OF UNCONSOLIDATED VENTURE

     Summary financial information for BFP, LP as of and for the year ended December 31, 2002 is as follows:

                                                            2002
                                                        -----------
                                                           (000's)
Assets:
  Commercial properties . . . . . . . . . . . . . . .   $ 3,035,552
  Other assets. . . . . . . . . . . . . . . . . . . .       865,374
                                                        -----------
     Total assets . . . . . . . . . . . . . . . . . .   $ 3,900,926
                                                        ===========

Liabilities and Partners' Capital:
  Accounts payable and other liabilities. . . . . . .   $    98,053
  Long term debt. . . . . . . . . . . . . . . . . . .     2,767,308
  Venture Partners' equity. . . . . . . . . . . . . .     1,029,790
                                                        -----------
     Total liabilities. . . . . . . . . . . . . . . .   $ 3,895,151
                                                        ===========
     Partnership's capital. . . . . . . . . . . . . .   $     5,775
                                                        ===========
Represented by:
  Invested capital. . . . . . . . . . . . . . . . . .   $    31,725
  Units retired / transferred . . . . . . . . . . . .       (54,285)
  Cumulative net earnings . . . . . . . . . . . . . .        28,335
                                                        -----------
                                                        $     5,775
                                                        ===========

Total income. . . . . . . . . . . . . . . . . . . . .   $   464,532
Expenses. . . . . . . . . . . . . . . . . . . . . . .       371,495
                                                        -----------
Net income. . . . . . . . . . . . . . . . . . . . . .   $    93,037
                                                        ===========
Partnership's share:
  Equity in earnings of BFP, LP . . . . . . . . . . .   $     5,047
                                                        ===========

     BFP, LP adopted fresh start accounting in connection with the restructuring, which resulted in the restatement of all of its assets and liabilities to reflect their reorganization value. Through the Redemption Date, the Partnership amortized the difference between its historical basis in 245 Park and its underlying equity (which was transferred to the basis in BFP, LP on the Effective Date) over a period not to exceed forty years. The amortization for the years ended December 31, 2002 and 2001 was
$2,455,143 and $2,455,143, respectively.   On the Redemption Date
(December 31, 2002) the Partnership's interest in BFP, LP was reduced to less than 1%. As a consequence and as described above, effective
December 31, 2002, the Partnership has discontinued the application of the equity method of accounting, recorded its investment at zero and will no longer recognize its share of earnings or losses from BFP, LP. The Partnership has no obligation to make future contributions to BFP, LP.

     The total income, expenses and net income before extraordinary item for the year ended December 31, 2001 was $513,422,000, $392,739,000, and
$120,683,000, respectively.

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2003
                       ----------------------------------------------
                          At 3/31     At 6/30    At 9/30    At 12/31
                         ----------  ---------- ---------- ----------
Total income. . . . . . .$      701         373        182        123
                         ==========  ========== ========== ==========

Net earnings (loss) . . .$ (205,549)   (192,862)  (155,307)  (164,326)
                         ==========  ========== ========== ==========

Net earnings (loss)
  per Interest. . . . . .$     (196)       (184)      (148)      (157)
                         ==========  ========== ========== ==========


                                            2002
                       ----------------------------------------------
                          At 3/31     At 6/30    At 9/30    At 12/31
                         ----------  ---------- ---------- ----------
Total income. . . . . . .$    2,164       1,821      1,532      1,120
                         ==========  ========== ========== ==========
Earnings (loss) before
 gain on redemption
 of interest in
 BFP, LP. . . . . . . . .$1,014,331   1,343,277  1,193,954  4,955,719
Gain on redemption of
 Partnership's interest
 in BFP, LP (net of
 venture partner's
 share of gain) . . . . .     --          --         --    79,193,697
                         ----------  ---------- ---------- ----------
    Net earnings
      (loss). . . . . . .$1,014,331   1,343,277  1,193,954 84,149,416
                         ==========  ========== ========== ==========
Net earnings (loss)
 per Interest:
  Earnings (loss)
   before gain on
   redemption of
   interest in BFP,
   LP . . . . . . . . . .$      958       1,269      1,128      4,747
  Gain on redemption of
   Partnership's
   interest in BFP,
   LP (net of
   venture partner's
   share of gain) . . . .     --          --         --        79,434
                         ----------  ---------- ---------- ----------
    Net earnings
      (loss) per
      Interest. . . . . .$      958       1,269      1,128     84,181
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 2003 and 2002.


ITEM 9A. CONTROLS AND PROCEDURES

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



                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation. All of the outstanding shares of stock of JMB Investment Holdings - I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB") in the business of real estate investment. Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the BFP, LP venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and current or former officers of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that affiliates of the General Partners are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest with respect to matters relating to the remaining JMB Note, including, among other things, the enforcement of repayment of that note and the remedies available to JMB in the event of a default under that note, as well as with respect to matters concerning whether to continue to advance funds to the Partnership to permit it to pay its expenses. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan and demand notes.

     The names, current positions and length of service therein of the director and executive officers of the Corporate General Partner of the Partnership are as follows:

                                                         SERVED IN
NAME                      OFFICE                         OFFICE SINCE
----                      ------                         ------------
Gary Nickele              Vice President                 12/18/90
Patrick J. Meara          President and Director         12/22/00
H. Rigel Barber           Vice President                 03/26/84
Gailen J. Hull            Vice President                 03/26/84

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 10, 2004. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 10, 2004. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Gary Nickele (age 51) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 41) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 55) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 55), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     The Partnership is a limited partnership organized under the laws of the State of Illinois, and the rights of its partners and Holders of Interests are governed by its Partnership Agreement. Moreover, the Interests are not publicly traded. In view of these facts, as well as the limited business activity of the Partnership, the Corporate General Partner has determined that it is not necessary for the Partnership to have either an "audit committee financial expert" or a "code of ethics" as those terms are defined in the rules and regulations of the Securities and Exchange Commission.



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2003. The General Partners are expected to be allocated gain for tax purposes in 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its executive officers and director and the Associate General Partner beneficially own the following Interests of the Partnership.

                              NAME OF                        AMOUNT AND NATURE
                              BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS                OWNER                          OWNERSHIP                 OF CLASS
--------------                ----------                     -----------------         --------

Limited Partnership           Corporate General              2 Interests               less than
  Interests                    Partner, its                   (1)                      1%
                               executive officers
                               and director and
                               the Associate
                               General Partner
                               as a group

     (1)   Includes one Interest owned by an executive officer for which he has sole investment and voting power and one Interest owned by an estate for which such officer acts as co-executor and is deemed to have shared investment and voting power.

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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2003.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 2003, affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $26,086 of which $2,925 was payable at December 31, 2003.

     The unpaid principal and accrued interest balance on the remaining JMB Note at December 31, 2003 and 2002, was approximately $30,131,000 and $29,631,000, respectively. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with interest compounded annually.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

     The aggregate fees billed for professional services by KPMG for 2003 and 2002 for these various services were:

Type of Fees                                    2003          2002
------------                                  --------      --------

Audit Fees. . . . . . . . . . . . . . . .     $ 34,000      $ 61,400
Tax Fees. . . . . . . . . . . . . . . . .       27,500        62,750
                                              --------      --------
                                              $ 61,500      $124,150
                                              ========      ========

     In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees the Partnership paid KPMG for professional services for the audit of the Partnership's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "tax fees" are fees for tax compliance, tax advice and tax planning.

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

            10-A. Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996 is hereby incorporated by reference to the Partnership's Report for November 21, 1996 on Form 8-K (File No. 0-13545) filed on December 6, 1996.

            10-B.   Consent and Substitution of Collateral dated
                    November 21, 1996 is hereby incorporated herein by reference to Exhibit 10-E to the Partnership's Report for March 31, 1997 on Form 10-Q (File No. 0-13545) filed on May 9, 1997.

            10-C. Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P., dated
                    December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.1 to the Partnership's Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.

            10-D. Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P. dated as of December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.2 to the Partnership's Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.

            21.     List of Subsidiaries of the Partnership.

            31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

            31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

            32. Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

            99. Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership is filed herewith.

  (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.


     No annual report or proxy material for the fiscal year 2003 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.

                 By:     JMB Park Avenue, Inc.
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Vice President
                 Date:   March 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Park Avenue, Inc.
                         Corporate General Partner


                         PATRICK J. MEARA
                 By:     Patrick J. Meara, President and Director
                         Principal Executive Officer
                 Date:   March 26, 2004


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Vice President
                         Principal Accounting Officer
                         and Principal Financial Officer
                 Date:   March 26, 2004

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

4-C.       Fourth Amendment to Loan Documents
           dated August 1, 1995 between JMB/245
           Park Avenue Associates, Ltd. and
           JMB Realty Corporation                        Yes

4-D.       Consent Agreement dated December 29,
           1983 from JMB/245 Park Avenue Associates
           to Continental Illinois Bank of
           Chicago (Continental)                         Yes

4-E.       Third Amended and Restated Security
           Agreement dated August 1, 1995 between
           JMB/245 Park Avenue Associates, Ltd.
           and JMB Realty Corporation                    Yes

4-F.       Amendment No. 1 to $25,000,000 Second
           Amended and Restated Promissory Note
           made effective January 3, 2001 between
           JMB/245 Park Avenue Associates and
           JMB Realty Corporation                        Yes

10-A.      Limited Liability Company Agreement of
           JMB 245 Park Avenue Holding Company, LLC
           dated as of November 12, 1996.                Yes

10-B.      Consent and Substitution of Collateral
           dated November 21, 1996                       Yes

10-C.      Redemption Agreement between JMB 245
           Park Avenue Holding Company, LLC, WFP
           Property G.P. Corp. and Brookfield
           Financial Properties, L.P.                    Yes

10-D.      Fourth Amended and Restated Agreement
           of Limited Partnership of Brookfield
           Financial Properties, L.P.                    Yes

                                                  DOCUMENT
                                               INCORPORATED
                                               BY REFERENCE
                                               -------------

21.        List of Subsidiaries of the Partnership.       No

31.1.      Certification of Principal Executive
           Officer Pursuant to Rule 13a-14(a)/
           Rule 15d-14(a) of the Securities
           Exchange Act of 1934, as amended.              No

31.2.      Certification of Principal Financial
           Officer Pursuant to Rule 13a-14(a)/
           Rule 15d-14(a) of the Securities
           Exchange Act of 1934, as amended.              No

32.        Certifications of Chief Executive
           Officer and Chief Financial Officer
           Pursuant to 18 U.S.C. Section 1850,
           as adopted pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002.             No

99.        Article 14 (pages 15-17) of the
           Partnership's Amended and Restated
           Agreement of Limited Partnership               No