Form 10-Q
period 2004-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2004-05-17
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2004       Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2004 AND DECEMBER 31, 2003
                              (UNAUDITED)


                                ASSETS
                                ------
                                          MARCH 31,     DECEMBER 31,
                                           2004            2003
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     26,287          63,619
  Other receivables . . . . . . . . .         51,045           9,986
                                        ------------    ------------
          Total assets. . . . . . . .   $     77,332          73,605
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
        ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $    109,704          55,946
                                        ------------    ------------
          Total current liabilities .        109,704          55,946

Note payable to an affiliate -
  long-term, including accrued
  interest. . . . . . . . . . . . . .     30,260,292      30,131,375
                                        ------------    ------------

Commitments and contingencies

          Total liabilities . . . . .     30,369,996      30,187,321

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net earnings (losses).    (10,786,288)    (10,775,551)
                                        ------------    ------------
                                         (11,265,288)    (11,254,551)
                                        ------------    ------------
  Limited partners (982 interests
   at March 31, 2004):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net earnings (losses).   (124,564,770)   (124,396,559)
                                        ------------    ------------
                                         (19,027,376)    (18,859,165)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .    (30,292,664)    (30,113,716)
                                        ------------    ------------
                                        $     77,332          73,605
                                        ============    ============



     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              (UNAUDITED)




                                               2004          2003
                                            ----------    ----------

Income:
  Interest income . . . . . . . . . . . .   $       68           701
                                            ----------    ----------

Expenses:
  Interest. . . . . . . . . . . . . . . .      128,917       125,000
  Professional services . . . . . . . . .       19,942        54,926
  General and administrative. . . . . . .       30,157        26,324
                                            ----------    ----------

                                               179,016       206,250
                                            ----------    ----------

        Net earnings (loss) . . . . . . .   $ (178,948)     (205,549)
                                            ==========    ==========

        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . .   $     (171)         (196)
                                            ==========    ==========

































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE ENDED MARCH 31, 2004 AND 2003
                              (UNAUDITED)




                                               2004          2003
                                            ----------    ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .   $ (178,948)     (205,549)
  Items not requiring (providing) cash:
  Changes in:
    Other receivables . . . . . . . . . .      (41,059)          117
    Accounts payable. . . . . . . . . . .       53,758       (48,665)
    Interest payable to affiliate . . . .      128,917       125,000
                                            ----------    ----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . . . .      (37,332)     (129,097)
                                            ----------    ----------

          Net increase (decrease)
            in cash . . . . . . . . . . .      (37,332)     (129,097)

          Cash and cash equivalents,
            beginning of period . . . . .       63,619       348,741
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   26,287       219,644
                                            ==========    ==========





























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2004 AND 2003
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2003, which are included in the Partnership's 2003 Annual Report on Form 10-K (File No. 0-13545) filed on March 30, 2004, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2003 Annual Report on Form 10-K.

     The equity method of accounting was applied with respect to the Partnership's interest in BFP, LP subsequent to the Effective Date through December 31, 2002 (the "Redemption Date"), when the Partnership's indirect interest in BFP, LP was reduced to less than 1%. Because the Partnership has no future funding obligations, is currently not expecting to receive distributions, has no influence or control over the day-to-day affairs of BFP, LP and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

245 PARK

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. As a result of such transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments. If it were to be determined that any such obligations did apply, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes. The Partnership is not expecting to receive any proceeds from the sale of the 49% interest in 245 Park Avenue.

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional advances from JMB and there is no assurance that such advances will be made.

TRANSACTIONS WITH AFFILIATES

     The unpaid principal and accrued interest balance on the Partnership's remaining JMB Note payable at March 31, 2004 and December 31, 2003, was approximately $30,260,000 and $30,131,000, respectively. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, accrues interest at 2% per annum, with interest compounded annually. For the three months ended March 31, 2004 and 2003, the Partnership incurred approximately $129,000 and $125,000, respectively, for interest on the remaining JMB Note.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred $2,464 and $14,397 for the three months ended March 31, 2004 and 2003, respectively, payable to an affiliate of the Corporate General Partner for portfolio management, legal and accounting services, of which $1,979 was unpaid as of March 31, 2004.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2003 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made. Since March 31, 2004 and through the date of this report, $60,000 has been advanced from JMB. These advances are expected to be evidenced by a demand note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances.

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

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. As a result of such transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments. If it were to be determined that any such obligations did apply, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and federal tax returns and the payment of all related taxes. The Partnership is not expecting to receive any proceeds from the sale of the 49% interest in 245 Park Avenue. As discussed below, it is unlikely that the Holders of Interests ever will receive any significant portion of their original investment.

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

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the remaining JMB Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would be available to satisfy the remaining JMB Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which have occurred or may occur over the remaining term of the Partnership. These transactions include (i) a full or partial sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in cash at March 31, 2004 as compared to December 31, 2003 is primarily due to payments for professional services and general and administrative expenses in 2004, including amounts that were payable at December 31, 2003.

     The increase in other receivables and the increase in accounts payable at March 31, 2004 as compared to December 31, 2003 is primarily due to the Federal income tax withholding amount of approximately $41,000 payable by the Partnership to the Internal Revenue Service on behalf of a certain Holder of Interests. This tax withholding obligation arises as a result of the gain realized for Federal income tax purposes from the sale of the interest in the 245 Park Avenue property. The Partnership is required to withhold and pay to the Internal Revenue Service an amount equal to a specified percentage of such gain that is allocable to a Holder of Interest who is a non-resident alien. The Partnership has recorded a corresponding receivable due from such Holder of Interest in the amount of the withholding since such Holder of Interest has the ultimate responsibility for the payment of the Federal income taxes due. However, there is no assurance that the Partnership will be able to collect all or any portion of the receivable from such Holder of Interest.

     The decrease in professional services for the three months ended March 31, 2004 as compared to the same period in 2003 is primarily due to costs for accounting services rendered in 2003 in connection with the partial redemption of the Partnership's interest in BFP, LP in December 2002.


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

           31.1. Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

           31.2. Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 17, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 17, 2004