Form 10-Q
period 2004-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2004-08-13
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2004        Commission file #0-13545



                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
        (Exact name of registrant as specified in its charter)




             Illinois                           36-3265541
      (State of organization)   (I.R.S. Employer Identification No.)



900 N. Michigan Ave., Chicago, Illinois              60611
(Address of principal executive office)           (Zip Code)




Registrant's telephone number, including area code  312-440-4800




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule bp-2 of the Exchange Act).  Yes  [  ]    No [ X ]

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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2004 AND DECEMBER 31, 2003
                              (UNAUDITED)

                                ASSETS
                                ------
                                          JUNE 30,      DECEMBER 31,
                                           2004            2003
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     13,290          63,619
  Other receivables (net of allowance
    for doubtful receivables of
    $51,026 in 2004). . . . . . . . .             11           9,986
                                        ------------    ------------
          Total assets. . . . . . . .   $     13,301          73,605
                                        ============    ============

         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
        ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     88,119          55,946
  Advances from an affiliate. . . . .         85,000           --
                                        ------------    ------------
          Total current liabilities .        173,119          55,946

Note payable to an affiliate -
  long-term, including accrued
  interest of $4,631,375 at June 30,
  2004 and December 31, 2003. . . . .     30,389,209      30,131,375
                                        ------------    ------------

Commitments and contingencies

          Total liabilities . . . . .     30,562,328      30,187,321

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net earnings (losses).    (10,801,670)    (10,775,551)
                                        ------------    ------------
                                         (11,280,670)    (11,254,551)
                                        ------------    ------------
  Limited partners (982 interests
   at June 30, 2004):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net earnings (losses).   (124,805,751)   (124,396,559)
                                        ------------    ------------
                                         (19,268,357)    (18,859,165)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .    (30,549,027)    (30,113,716)
                                        ------------    ------------
                                        $     13,301          73,605
                                        ============    ============

     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                              (UNAUDITED)




                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                          --------------------  --------------------
                             2004       2003       2004       2003
                          ---------  ---------  ---------  ---------

Income:
  Interest income . . . . $      32        373        100      1,074
                          ---------  ---------  ---------  ---------

Expenses:
  Interest. . . . . . . .   128,917    126,389    257,834    251,389
  Professional services .    48,896     41,859     68,838     96,785
  General and
    administrative. . . .    78,582     24,987    108,739     51,311
                          ---------  ---------  ---------  ---------

                            256,395    193,235    435,411    399,485
                          ---------  ---------  ---------  ---------

      Net earnings
        (loss). . . . . . $(256,363)  (192,862)  (435,311)  (398,411)
                          =========  =========  =========  =========

      Net earnings
        (loss) per
        limited
        partnership
        interest. . . . . $    (246)      (184)      (417)      (380)
                          =========  =========  =========  =========


























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                              (UNAUDITED)




                                               2004          2003
                                            ----------    ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .   $ (435,311)     (398,411)
  Items not requiring (providing) cash:
  Changes in:
    Other receivables . . . . . . . . . .        9,975        (2,143)
    Accounts payable. . . . . . . . . . .       32,173       (67,180)
    Advances from an affiliate. . . . . .       85,000         --
    Interest payable to affiliate . . . .      257,834       251,389
                                            ----------    ----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . . . .      (50,329)     (216,345)
                                            ----------    ----------

          Net increase (decrease)
            in cash . . . . . . . . . . .      (50,329)     (216,345)

          Cash and cash equivalents,
            beginning of period . . . . .       63,619       348,741
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   13,290       132,396
                                            ==========    ==========




























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2004 AND 2003
                              (UNAUDITED)

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

245 PARK

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. The Partnership is not expecting to receive any proceeds from the sale of the 49% interest in 245 Park Avenue. However, as a result of such transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or payment of estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all estimated tax payments made on their behalf.

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional advances from JMB and there is no assurance that such advances will be made.

TRANSACTIONS WITH AFFILIATES

     The unpaid principal and accrued interest balance on the Partnership's remaining JMB Note payable at June 30, 2004 and December 31, 2003, was approximately $30,389,000 and $30,131,000, respectively. The remaining JMB Note, which is secured by the Partnership's interest in BFP, LP, and which matures in January 2006, accrues interest at 2% per annum, with interest compounded annually and included in principal. For the six months ended June 30, 2004 and 2003, the Partnership incurred approximately $258,000 and $251,000, respectively, for interest on the remaining JMB Note.

     During the second quarter of 2004, and through the date of this report, $85,000 has been advanced to the Partnership from JMB. These advances are expected to be evidenced by a demand note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $9,057 and $17,247 for the six months ended June 30, 2004 and 2003, respectively, for portfolio management, legal and accounting services, of which $6,876 was unpaid as of June 30, 2004.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2003 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made. During the second quarter of 2004, and through the date of this report, $85,000 has been advanced to the Partnership from JMB. These advances are expected to be evidenced by a demand note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

     Under the terms of the Amendment, BFP, LP is obligated to use its commercially reasonable efforts, in any agreement of merger or consolidation entered into by BFP, LP on or before December 2007, to the extent that the consideration is comprised in whole or in part of equity interests, to provide for the Partnership to obtain its share of such equity interests in a form such that the Partnership will not recognize a material amount of gain for Federal income tax purposes. If BFP, LP, having used its commercially reasonable efforts, is unable to provide for the Partnership to receive such an equity interest, BFP, LP must pay to the Partnership, in addition to the Partnership's share of the merger consideration, a cash amount equal to the percentage of the merger consideration in the form of equity multiplied by a number which is $14 million in 2003 and which is reduced by $1.5 million per year through the year 2007.

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. The Partnership is not expecting to receive any proceeds from the sale of the 49% interest in 245 Park Avenue. However, as a result of such transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all estimated tax payments made on their behalf.

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

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the remaining JMB Note and any advances made by JMB. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would be available to satisfy the remaining JMB Note and any advances made by JMB. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of BFP, LP's remaining interest in the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The operations of the Partnership in 2004 have been funded in part by advances ($85,000 during the second quarter) from JMB.

     The decrease in cash at June 30, 2004 as compared to December 31, 2003 is due in part to payments for professional services and general and administrative expenses in 2004, including amounts that were payable at December 31, 2003. The decrease in cash was partially offset by the advances from JMB.

     An additional decrease in cash at June 30, 2004 as compared to December 31, 2003 is primarily due to the Federal income tax withholding amount of approximately $41,000 paid by the Partnership in 2004 to the Internal Revenue Service on behalf of a certain Holder of Interests. This tax withholding obligation arises as a result of the gain realized for Federal income tax purposes from the sale of the 49% interest in the 245 Park Avenue property. The Partnership is required to withhold and pay to the Internal Revenue Service an amount equal to a specified percentage of such gain that is allocable to a Holder of Interests who is a non-resident alien. The Partnership has recorded a corresponding receivable due from such Holder of Interests in the amount of the withholding since such Holder of Interests has the ultimate responsibility for the payment of the Federal income taxes due. However, since there is no assurance that the Partnership will be able to collect all or any portion of the receivable from such Holder of Interests, the Partnership has recorded a provision for doubtful receivables of approximately $51,000 in the second quarter of 2004, which includes approximately $10,000 from prior years' receivables from such Holder of Interests.

     The increase in accounts payable at June 30, 2004 as compared to December 31, 2003 is primarily due to unpaid amounts for accounting services at June 30, 2004.

     The decrease in professional services for the six months ended
June 30, 2004 as compared to the same period in 2003 is primarily due to higher costs for accounting services rendered in connection with the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The increase in general and administrative expenses for the three and six months ended June 30, 2004 as compared to the same periods in 2003 is primarily due to the above-mentioned provision for doubtful receivables recognized in the second quarter of 2004.


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

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           3.1. Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-13545) dated August 21, 2002.

           3.2. Amendment to the Amended and Restated Agreement of Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-13545) dated May 11, 1995.

           31.1. Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

           31.2. Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 13, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 13, 2004