Form 10-Q
period 2004-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2004-11-10
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2004   Commission file #0-13545



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



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    11


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    11

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                              (UNAUDITED)

                                ASSETS
                                ------
                                       SEPTEMBER 30,    DECEMBER 31,
                                           2004            2003
                                       -------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     12,165          63,619
  Other receivables (net of allowance
    for doubtful receivables of
    $51,026 in 2004). . . . . . . . .             12           9,986
                                        ------------    ------------
          Total assets. . . . . . . .   $     12,177          73,605
                                        ============    ============

         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
        ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     62,686          55,946
  Advances from an affiliate. . . . .        147,000           --
                                        ------------    ------------
          Total current liabilities .        209,686          55,946

Note payable to an affiliate -
  long-term, including accrued
  interest of $4,631,375 at
  September 30, 2004 and
  December 31, 2003 . . . . . . . . .     30,519,542      30,131,375
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .     30,729,228      30,187,321

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net earnings (losses).    (10,811,751)    (10,775,551)
                                        ------------    ------------
                                         (11,290,751)    (11,254,551)
                                        ------------    ------------
  Limited partners (982 interests
   at September 30, 2004):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net earnings (losses).   (124,963,694)   (124,396,559)
                                        ------------    ------------
                                         (19,426,300)    (18,859,165)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .    (30,717,051)    (30,113,716)
                                        ------------    ------------
                                        $     12,177          73,605
                                        ============    ============

     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)




                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                          --------------------  --------------------
                             2004       2003       2004       2003
                          ---------  ---------  ---------  ---------

Income:
  Interest income . . . . $      23        182        123      1,256
                          ---------  ---------  ---------  ---------

Expenses:
  Interest. . . . . . . .   130,333    127,778    388,167    379,167
  Professional services .    24,889      8,476     93,727    105,261
  General and
    administrative. . . .    12,825     19,235    121,564     70,546
                          ---------  ---------  ---------  ---------

                            168,047    155,489    603,458    554,974
                          ---------  ---------  ---------  ---------

      Net earnings
        (loss). . . . . . $(168,024)  (155,307)  (603,335)  (553,718)
                          =========  =========  =========  =========

      Net earnings
        (loss) per
        limited
        partnership
        interest. . . . . $    (161)      (148)      (578)      (528)
                          =========  =========  =========  =========


























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)




                                               2004          2003
                                            ----------    ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .   $ (603,335)     (553,718)
  Items not requiring (providing) cash:
  Changes in:
    Other receivables . . . . . . . . . .        9,974        (2,102)
    Accounts payable. . . . . . . . . . .        6,740       (82,637)
    Advances from an affiliate. . . . . .      147,000         --
    Interest payable to affiliate . . . .      388,167       379,167
                                            ----------    ----------

          Net cash provided by
            (used in) operating
            activities. . . . . . . . . .      (51,454)     (259,290)
                                            ----------    ----------

          Net increase (decrease)
            in cash . . . . . . . . . . .      (51,454)     (259,290)

          Cash and cash equivalents,
            beginning of period . . . . .       63,619       348,741
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   12,165        89,451
                                            ==========    ==========




























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)

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

     The equity method of accounting was applied with respect to the Partnership's interest in BFP, LP subsequent to the Effective Date through December 31, 2002 (the "Redemption Date"), when the Partnership's indirect interest in BFP, LP was reduced to less than 1%. Because the Partnership has no future funding obligations for BFP, LP, is currently not expecting to receive distributions, has no influence or control over the day-to-day affairs of BFP, LP and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

245 PARK

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. The Partnership has not received, and does not expect to receive, any proceeds from the sale of the 49% interest in 245 Park Avenue. However, as a result of such transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or payment of estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional advances from JMB and there is no assurance that such advances will be made.

TRANSACTIONS WITH AFFILIATES

     The unpaid principal and accrued interest balance on the Partnership's remaining JMB Note payable ("JMB Note") at September 30, 2004 and
December 31, 2003, was approximately $30,520,000 and $30,131,000, respectively. The JMB Note, which was secured by the Partnership's interest in BFP, LP, and scheduled to mature in January 2006, accrued interest at 2% per annum, with interest compounded annually and included in principal. For the nine months ended September 30, 2004 and 2003, the Partnership incurred approximately $388,000 and $379,000, respectively, for interest on the JMB Note.

     On October 8, 2004, the Partnership and JMB entered into an agreement to split the JMB Note into two separate replacement notes (the "Replacement Notes"), whereby the Partnership issued the Replacement Notes payable to JMB that allocated the outstanding principal balance and accrued and unpaid interest under the JMB Note between the Replacement Notes in the amounts of $3,482,284 of principal and $385,345 of accrued and unpaid interest to one Replacement Note ("Replacement Note 1") and $22,017,716 of principal and all other accrued and all unpaid interest totaling $4,645,531 (including all of the default interest of $4,631,375) to the second Replacement Note ("Replacement Note 2"). The division of the JMB Note and its replacement by Replacement Note 1 and Replacement Note 2 resulted in those two notes superseding the JMB Note. The security, interest rate and maturity date for the Replacement Notes remained unchanged from those under the JMB Note.

Subsequent to the issuance of the Replacement Notes, JMB indirectly contributed Replacement Note 2 to the Partnership. Replacement Note 1 remains outstanding as an obligation of the Partnership to JMB.

     As of the date of this report, $172,000 has been advanced to the Partnership from JMB in 2004. These advances are expected to be evidenced by a demand note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $16,480 and $18,564 for the nine months ended September 30, 2004 and 2003, respectively, for portfolio management, legal and accounting services, of which $5,969 was unpaid as of September 30, 2004.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2003 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made. As of the date of this report, $172,000 has been advanced to the Partnership from JMB in 2004. These advances are expected to be evidenced by a demand note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     At September 30, 2004, the Partnership was indebted to JMB Realty Corporation ("JMB") under the JMB Note for an aggregate amount of $30,519,542 (consisting of $25,500,000 of principal and $5,019,542 of accrued and unpaid interest, including default interest.) On October 8, 2004, the Partnership and JMB entered into an agreement to split the JMB
Note into two separate replacement notes (the "Replacement Notes") payable to JMB so that the outstanding principal balance and accrued and unpaid interest under the JMB Note was allocated between the Replacement Notes. One of the Replacement Notes ("Replacement Note 1") received a principal balance of $3,482,284 and accrued and unpaid interest of $385,345. The other Replacement Note ("Replacement Note 2") received a principal balance of $22,017,716 and all other accrued and unpaid interest from the JMB Note totaling $4,645,531 (including all of the default interest of $4,631,375). The security, interest rate and maturity date for the Replacement Notes remained unchanged from those under the JMB Note.

     Through a series of transactions, JMB assigned and contributed Replacement Note 2 to JMB Park Avenue, Inc., which is an indirect, wholly owned subsidiary of JMB and the Corporate General Partner of the Partnership. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. This resulted in the release of the Partnership from liability for repayment of Replacement Note 2 (with aggregate principal and interest of $26,663,247). Due to the decrease in the Partnership's outstanding indebtedness, interest accruals in future periods will be substantially less. All accounts and interests of the Corporate General Partner in the Partnership are to be adjusted to reflect this contribution of capital. Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB.

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

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. The Partnership has not received, and does not expect to receive, any proceeds from the sale of the 49% interest in 245 Park Avenue. However, as a result of such transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

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

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy Replacement Note 1 (previously discussed) and any advances made by JMB. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would be available to satisfy Replacement Note 1 and any advances made by JMB. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

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

RESULTS OF OPERATIONS

     The operations of the Partnership in 2004 have been funded in large part by advances from JMB in 2004, which have totaled $147,000.

     The decrease in cash at September 30, 2004 as compared to December 31, 2003 is due in part to payments for professional services and general and administrative expenses in 2004, including amounts that were payable at December 31, 2003. The decrease in cash was partially offset by the advances from JMB.

     An additional decrease in cash at September 30, 2004 as compared to December 31, 2003 is primarily due to the required payment on behalf of a Holder of Interests of approximately $41,000 paid by the Partnership in 2004. The Partnership has recorded a corresponding receivable due from such Holder of Interests, however, since there is no assurance that the Partnership will be able to collect all or any portion of the receivable from such Holder of Interests, the Partnership recorded a provision for doubtful receivables of approximately $51,000 in the second quarter of 2004, which includes approximately $10,000 from prior years' receivables from such Holder of Interests.

     The increase in accounts payable at September 30, 2004 as compared to December 31, 2003 is primarily due to unpaid amounts for legal services at September 30, 2004, in connection with the split of the JMB Note as previously discussed.

     The increase in professional services for the three months ended September 30, 2004 as compared to the same period in 2003 is primarily due to fees for legal services incurred during the three months ended September 30, 2004. The decrease in professional services for the nine months ended September 30, 2004 as compared to the same period in 2003 is primarily due to higher costs for accounting services rendered in connection with the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The increase in general and administrative expenses for the nine months ended September 30, 2004 as compared to the same period in 2003 is primarily due to the above-mentioned provision for doubtful receivables recognized in the second quarter of 2004.

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



PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

     As discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, the Partnership was indebted to JMB Realty Corporation ("JMB") under the JMB Note for an amount in excess of $30.5 million. The JMB Note bore interest at 2% per annum, with interest compounded annually, was secured by the Partnership's interest in BFP, LP (including all distributions from BFP, LP) and had a maturity date of January 2, 2006. On October 8, 2004, the Partnership and JMB entered into an agreement to split the JMB Note into two separate replacement notes payable to JMB. One of those notes ("Replacement Note 1") received a principal balance of $3,482,284 and accrued and unpaid interest of $385,345. The other replacement note ("Replacement Note 2") received a principal balance of $22,017,716 and accrued and unpaid interest of $4,645,531 (including default interest of $4,631,375). The security, interest rate and maturity date for the Replacement Notes remained unchanged from those under the JMB Note.

     JMB's indirect, wholly owned subsidiary, JMB Park Avenue, Inc., is the corporate general partner ("Corporate General Partner") of the Partnership.

Through a series of transactions, JMB assigned and contributed Replacement
Note 2 to the Corporate General Partner. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. All accounts and interests of the Corporate General Partner are to be adjusted to reflect this contribution of capital. Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB.


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

           4.1 Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty
                 Corporation is filed herewith.

           4.2 Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd. is filed herewith.

           4.3 Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71 is filed herewith.

           4.4 Replacement Note #2 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $22,017,716.29 is filed herewith.

           4.5 Assignment and Contribution Agreement, dated October 8, 2004, by and between JMB Park Avenue, Inc. and JMB/245 Park Avenue Associates, Ltd. is filed herewith.

           31.1. Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

           31.2. Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

           32. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are furnished herewith.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 10, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 10, 2004