Form 10-K
period 2004-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2005-03-31
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2004            Commission File Number 0-13545


                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


        Illinois                       36-3265541
(State of organization)      (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois    60611
(Address of principal executive office) (Zip Code)


Registrant's telephone number, including area code  312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
Title of each class                         which registered
-------------------                       -------------------------
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


PART II

Item 5.      Market for the Registrant's
             Common Equity, Related Security
             Holder Matters and Issuer Purchases
             of Equity Securities . . . . . . . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   7

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .   9

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  10

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  25

Item 9A.     Controls and Procedures. . . . . . . . . . .  25


PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . .  25

Item 11.     Executive Compensation . . . . . . . . . . .  27

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management and
             Related Security Holder Matters. . . . . . .  28

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  29

Item 14.     Principal Accountant Fees and Services . . .  30


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  31


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  34

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership owned through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land.

     As a result of transactions noted below, at December 31, 2004, the Partnership holds an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Properties Corporation ("BPC") files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").
BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP.

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

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest"), in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP is approximately .5%, represented by 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. One JMB Note remained after such repayment, which was secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued and deferred interest balance on the remaining JMB Note at December 31, 2003 was approximately $30,131,000.

     On October 8, 2004, the Partnership and JMB entered into an agreement to split the JMB Note (which had an unpaid principal and accrued and deferred interest balance at October 8, 2004 of approximately $30,531,000) into two separate replacement notes (the "Replacement Notes"), whereby the Partnership issued the Replacement Notes payable to JMB that allocated the outstanding principal balance and accrued and unpaid interest under the JMB Note between the Replacement Notes in the amounts of $3,482,284 of principal and $385,345 of accrued and unpaid interest to one Replacement Note ("Replacement Note 1") and $22,017,716 of principal and all other accrued and all unpaid interest totaling $4,645,531 (including all of the default interest of $4,631,375) to the second Replacement Note ("Replacement Note 2"). The division of the JMB Note and its replacement by Replacement Note 1 and Replacement Note 2 resulted in those two notes superseding the JMB Note. The security, interest rate and maturity date for the Replacement Notes remained unchanged from those under the JMB Note.

     Through a series of transactions, JMB assigned and contributed Replacement Note 2 to JMB Park Avenue, Inc., which is an indirect, wholly owned subsidiary of JMB and the Corporate General Partner of the Partnership. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. This resulted in the release of the Partnership from liability for repayment of Replacement Note 2 (with aggregate principal and interest of $26,663,247). Due to the decrease in the Partnership's outstanding indebtedness, interest accruals in future periods will be substantially less. Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balance of Replacement Note 1 at December 31, 2004 was $3,884,073.

     In addition to the amounts owing to JMB under Replacement Note 1, advances totaling $222,000 were made to the Partnership from JMB in 2004. These advances are evidenced by a demand note ("Demand Note") dated December 1, 2004, which bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, provide for the right of the Partnership to consent to the nomination of an independent director to the board of directors of BPC. The Amendment also generally provides that in the event either (i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, or BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790), and no greater than 120% ($13,186), of the Redemption Distribution per Class A Unit in the Partial Redemption.

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

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. The Partnership did not receive any proceeds from the sale of the 49% interest in 245 Park Avenue. However, as a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy Replacement Note 1 and the Demand Note (previously discussed). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would be available to satisfy Replacement Note 1 and the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Items 11 and 13 below and in the Notes to the consolidated financial statements, to which reference is hereby made for a description of such transactions.



ITEM 2.  PROPERTIES

     The Partnership owns an indirect, minority interest in properties referred to under Item 1 above to which reference is hereby made. The Partnership's interest in BFP, LP is pledged as collateral for Replacement
Note 1 and the Demand Note payable to JMB.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2005, there were 860 record holders of the remaining 965 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

     The Partnership has not made any distributions since 1989. The Partnership's interest in BFP, LP is pledged as collateral for Replacement
Note 1 and the Demand Note payable to JMB, which notes require mandatory payment of principal and interest out of (i) any distributions received from BFP, LP, and (ii) any net proceeds received upon the sale, refinancing or other disposition of the Partnership's interest in BFP, LP. Reference is made to the section entitled "Investment in Unconsolidated Venture" in the Notes to the consolidated financial statements and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP, LP.

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                              DECEMBER 31, 2004, 2003, 2002, 2001 AND 2000 (a)
                      (NOT COVERED BY REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM)


                                   2004          2003          2002          2001          2000
                               ------------  ------------   -----------   -----------   -----------

Total income. . . . . . . . .  $        208         1,379         6,637       609,634       529,584
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) . . . . .  $   (680,743)     (718,044)   87,700,978     3,978,772    (4,357,119)
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) per
  Interest (b). . . . . . . .  $       (663)         (687)       87,536         3,759        (4,116)
                               ============  ============   ===========   ===========   ===========

Total assets. . . . . . . . .  $     40,399        73,605       356,639       557,938       567,272
                               ============  ============   ===========   ===========   ===========

Notes payable - long-term . .  $  3,884,073    30,131,375    29,631,375    53,949,480    43,236,631
                               ============  ============   ===========   ===========   ===========


----------

 (a)  The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes to the consolidated financial statements appearing elsewhere in this report.

 (b)  The net earnings (loss) per Interest are based upon the number of Interests outstanding at the end of each period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used but not defined in this Item 7 have the same meanings as used in Item 1. Business or in the Notes.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made. Advances totaling $222,000 were made to the Partnership from JMB in 2004. These advances are evidenced by a demand note ("Demand Note"), dated December 1, 2004, which bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     The Partnership has an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that BPC files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy Replacement Note 1 and the Demand Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would be available to satisfy Replacement Note 1 and the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The operations of the Partnership in 2004 have been funded entirely by advances totaling $222,000 under a demand note from JMB in 2004.

     Demand note payable to an affiliate represents advances made to the Partnership in 2004 by JMB.

     The decrease in note payable to an affiliate and the increase in general partners' capital at December 31, 2004 as compared to December 31, 2003 is due to the JMB Note split and the contribution and cancellation of Replacement Note 2.

     Accrued interest payable represents interest accrued in 2004 on the JMB Note (through October 8, 2004) and on Replacement Note 1 thereafter, as a result of the note split.

     The decrease in interest expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is primarily due to the JMB Note split in October 2004 and the resulting decrease in the Partnership's indebtedness. The decrease in interest expense for the year ended
December 31, 2003 as compared to the same period in 2002 is primarily due to the repayments toward the JMB Notes made on December 31, 2002.

     The decrease in professional services for the year ended December 31, 2004 as compared to the same periods in 2003 and 2002 is primarily due to a decrease in fees for legal services related to the partial redemption of the Partnership's interest in BFP, LP in 2002, partially offset in 2003 by an increase in costs for accounting services rendered in 2003 in connection with the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The increase in general and administrative expenses for the year ended December 31, 2004 as compared to the years ended December 31, 2003 and 2002 is primarily due to the provision for doubtful receivables recognized in the second quarter of 2004.

     The elimination of the recognition by the Partnership of a share of earnings (loss) from operations of unconsolidated venture and venture partner's share of venture operations for the years ended December 31, 2004 and 2003 is due to the partial redemption of the Partnership's interest in BFP, LP in December 2002. Because the Partnership has no future funding obligations to BFP, LP, is currently not expecting to receive distributions from BFP, LP, has no influence or control over the day-to-day affairs of BFP, LP and its investment in BFP, LP has been reduced to less than 1%, subsequent to the Redemption Date, the Partnership discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP.

INFLATION

     Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on it.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2004 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture



                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations, years ended
  December 31, 2004, 2003 and 2002

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows, years ended
  December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As described in the notes to the consolidated financial statements, the Partnership is dependent upon additional advances from JMB under the demand loan. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                          KPMG LLP

Chicago, Illinois
March 25, 2005

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2004 AND 2003

                                                   ASSETS
                                                   ------


                                                                            2004             2003
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    40,342           63,619
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .             57            9,986
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $    40,399           73,605
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2004             2003
                                                                        ------------     ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     64,422           55,946
  Demand note payable to an affiliate, including accrued
    interest of $1,116. . . . . . . . . . . . . . . . . . . . . . . .        223,116            --
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .        287,538           55,946
                                                                        ------------     ------------
Note payable to an affiliate - long-term, including accrued
  interest of $401,789 in 2004 and $4,631,375 in 2003 . . . . . . . .      3,884,073       30,131,375
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      4,171,611       30,187,321

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .     26,664,247            1,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (10,816,396)     (10,775,551)
                                                                        ------------     ------------
                                                                          15,367,851      (11,254,551)
                                                                        ------------     ------------
  Limited partners (965 and 982 interests at December 31,
    2004 and 2003, respectively):
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (125,036,457)    (124,396,559)
                                                                        ------------     ------------
                                                                         (19,499,063)     (18,859,165)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .     (4,131,212)     (30,113,716)
                                                                        ------------     ------------
                                                                        $     40,399           73,605
                                                                        ============     ============



                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                              2004           2003           2002
                                                          ------------   ------------   ------------
Income:
  Interest and other income . . . . . . . . . . . . . .   $        208          1,379          6,637
                                                          ------------   ------------   ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . .        417,061        500,000      2,829,342
  Reversal of previously accrued interest . . . . . . .          --             --        (4,157,702)
  Professional services . . . . . . . . . . . . . . . .         95,440        116,450        138,098
  General and administrative. . . . . . . . . . . . . .        168,450        102,973        116,744
                                                          ------------   ------------   ------------
                                                               680,951        719,423     (1,073,518)
                                                          ------------   ------------   ------------

                                                              (680,743)      (718,044)     1,080,155
Partnership's share of income (loss) from operations
  of unconsolidated venture . . . . . . . . . . . . . .          --             --         7,502,143
Venture partner's share of venture operations . . . . .          --             --           (75,017)
                                                          ------------   ------------   ------------
Earnings (loss) before gain on redemption of
  interest in BFP, LP . . . . . . . . . . . . . . . . .       (680,743)      (718,044)     8,507,281
Gain on redemption of Partnership's interest in BFP, LP
  (net of venture partner's share of gain of
  $125,413 in 2002) . . . . . . . . . . . . . . . . . .          --             --        79,193,697
                                                          ------------   ------------   ------------
    Net earnings (loss) . . . . . . . . . . . . . . . .   $   (680,743)      (718,044)    87,700,978
                                                          ============   ============   ============
    Net earnings (loss) per limited partnership
      interest:
          Earnings (loss) before gain on redemption
            of interest in BFP, LP. . . . . . . . . . .   $       (663)          (687)         8,102
          Gain on redemption of Partnership's interest
            in BFP, LP (net of venture partners share).          --             --            79,434
                                                          ------------   ------------   ------------
          Net earnings (loss) . . . . . . . . . . . . .   $       (663)          (687)        87,536
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                           NET        CASH                     NET OF         NET        CASH
             CONTRI-     EARNINGS    DISTRIBU-                OFFERING      EARNINGS    DISTRIBU-
             BUTIONS      (LOSS)      TIONS       TOTAL        COSTS         (LOSS)      TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------

Balance
 (deficits)
 Decem-
 ber 31,
 2001 . .  $     1,000  (12,034,842) (480,000) (12,513,842) 113,057,394  (210,120,202) (7,520,000) (104,582,808)

Net
 earnings
 (loss) .        --       1,302,374     --       1,302,374        --       86,398,604       --       86,398,604
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------

Balance
 (deficits)
 Decem-
 ber 31,
 2002 . .        1,000  (10,732,468) (480,000) (11,211,468) 113,057,394  (123,721,598) (7,520,000)  (18,184,204)

Net
 earnings
 (loss) .        --         (43,083)    --         (43,083)       --         (674,961)      --         (674,961)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------





                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                           NET        CASH                     NET OF         NET        CASH
             CONTRI-     EARNINGS    DISTRIBU-                OFFERING      EARNINGS    DISTRIBU-
             BUTIONS      (LOSS)      TIONS       TOTAL        COSTS         (LOSS)      TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2003 . .  $     1,000  (10,775,551) (480,000) (11,254,551) 113,057,394  (124,396,559) (7,520,000)  (18,859,165)

Contribu-
 tions. .   26,663,247        --        --      26,663,247        --            --          --            --
Net
 earnings
 (loss) .       --          (40,845)    --         (40,845)       --         (639,898)      --         (639,898)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2004 . .  $26,664,247  (10,816,396) (480,000)  15,367,851  113,057,394  (125,036,457) (7,520,000)  (19,499,063)
           ===========  ===========  ========  ===========  ===========  ============  ==========   ===========















                          See accompanying notes to consolidated financial statements.

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                              2004            2003          2002
                                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .    $  (680,743)      (718,044)    87,700,978
  Items not requiring cash or cash equivalents:
     Gain on redemption of Partnership's interest in
       BFP, LP. . . . . . . . . . . . . . . . . . . . .          --             --       (79,193,697)
     Partnership's share of (earnings) loss from
       operations of unconsolidated venture . . . . . .          --             --        (7,502,143)
     Venture partner's share of venture operations. . .          --             --            75,017
     Reversal of previously accrued interest. . . . . .          --             --        (4,157,702)
  Changes in:
     Other receivables. . . . . . . . . . . . . . . . .          9,929         (2,088)        74,109
     Accounts payable . . . . . . . . . . . . . . . . .          8,476        (64,990)        46,907
     Interest payable to an affiliate . . . . . . . . .        417,061        500,000     (9,865,814)
                                                           -----------    -----------    -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .       (245,277)      (285,122)   (12,822,345)
                                                           -----------    -----------    -----------

Cash flows from investing activities:
  Cash proceeds from redemption of Partnership's
    interest in BFP, LP . . . . . . . . . . . . . . . .          --             --        56,108,857
                                                           -----------    -----------    -----------
          Net cash provided by
            investing activities. . . . . . . . . . . .          --             --        56,108,857
                                                           -----------    -----------    -----------

Cash flows from financing activities:
  Fundings of demand note payable . . . . . . . . . . .        222,000          --           662,951
  Payments on notes payable . . . . . . . . . . . . . .          --             --       (43,515,565)
  Distribution to venture partner . . . . . . . . . . .          --             --          (561,088)
                                                           -----------    -----------    -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .        222,000          --       (43,413,702)
                                                           -----------    -----------    -----------
          Net increase (decrease) in cash . . . . . . .        (23,277)      (285,122)      (127,190)
          Cash, beginning of year . . . . . . . . . . .         63,619        348,741        475,931
                                                           -----------    -----------    -----------
          Cash, end of year . . . . . . . . . . . . . .    $    40,342         63,619        348,741
                                                           ===========    ===========    ===========




                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                               2004           2003          2002
                                                           -----------    -----------    -----------

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest or
      interest to an affiliate. . . . . . . . . . . . .    $     --             --        12,695,155
                                                           ===========    ===========    ===========

    Non-cash investing activities:
      Reversal of previously recognized losses from
        unconsolidated venture. . . . . . . . . . . . .    $     --             --        23,210,253
                                                           ===========    ===========    ===========

    Non-cash financing activities:
      Replacement note contributed to the Partnership
       by the Corporate General Partner:
        Principal . . . . . . . . . . . . . . . . . . .    $22,017,716          --             --
        Current accrued and unpaid interest . . . . . .         14,156          --             --
        Default accrued and unpaid interest . . . . . .      4,631,375          --             --
                                                           -----------    -----------    -----------
                                                           $26,663,247          --             --
                                                           ===========    ===========    ===========


















                          See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2004, 2003 AND 2002


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding"), owns an approximate .5% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The ownership is represented by 567.375 Class A Units. BFP, LP is a joint venture that holds equity investments in commercial office buildings.

Business activities consist of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding. The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     Because the Partnership has no future funding obligations to BFP, LP, is currently not expecting to receive distributions from BFP, LP, has no influence or control over the day-to-day affairs of BFP, LP. and its investment in BFP, LP has been reduced to less than 1%, the Partnership discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP.

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

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. Deficit capital accounts will result, through the remaining duration of the Partnership, in net gain for financial reporting and Federal and state income tax purposes to the General Partners and Limited Partners.

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

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will be made. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership owned through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land.

     As a result of transactions noted below, at December 31, 2004, the Partnership holds an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that BPC files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

     The Partnership's interest in BFP, LP was pledged as collateral for certain notes payable (collectively "the JMB Notes") which aggregated approximately $89,337,000 in principal and interest at December 31, 2002, (immediately prior to repayment), to JMB. The security agreements for the JMB Notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     On December 31, 2002 (the "Redemption Date") 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest"), in BFP, LP, and 245 Park Holding received a distribution of approximately $56,109,000 (the "Redemption Distribution"). 245 Park Holding's remaining interest in BFP, LP is approximately .5%, represented by 567.375 Class A Units (the "Retained Interest"). In accordance with the 245 Park Holding limited liability company agreement, 245 Park Holding distributed approximately $55,548,000 (99% of the Redemption Distribution) to the Partnership and approximately $561,000 (1% of the Redemption Distribution) to WFP, GP. The Partnership received its share of the Redemption Distribution on the Redemption Date and in accordance with the security agreements relating to the JMB Notes, the Partnership then paid to JMB approximately $55,548,000 as repayment toward the JMB Notes. One JMB Note remained after such repayment, which was secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued and deferred interest balance on the remaining JMB Note at December 31, 2003 was approximately $30,131,000.

     On October 8, 2004, the Partnership and JMB entered into an agreement to split the JMB Note (which had an unpaid principal and accrued and deferred interest balance at October 8, 2004 of approximately $30,531,000) into two separate replacement notes (the "Replacement Notes"), whereby the Partnership issued the Replacement Notes payable to JMB that allocated the outstanding principal balance and accrued and unpaid interest under the JMB Note between the Replacement Notes in the amounts of $3,482,284 of principal and $385,345 of accrued and unpaid interest to one Replacement Note ("Replacement Note 1") and $22,017,716 of principal and all other accrued and all unpaid interest totaling $4,645,531 (including all of the default interest of $4,631,375) to the second Replacement Note ("Replacement Note 2"). The division of the JMB Note and its replacement by Replacement Note 1 and Replacement Note 2 resulted in those two notes superseding the JMB Note. The security, interest rate and maturity date for the Replacement Notes remained unchanged from those under the JMB Note.

     Through a series of transactions, JMB assigned and contributed Replacement Note 2 to JMB Park Avenue, Inc., which is an indirect, wholly owned subsidiary of JMB and the Corporate General Partner of the Partnership. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. This resulted in the release of the Partnership from liability for repayment of Replacement Note 2 (with aggregate principal and interest of $26,663,247). Due to the decrease in the Partnership's outstanding indebtedness, interest accruals in future periods will be substantially less. Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balance of Replacement Note 1 at December 31, 2004 was $3,884,073.

     The Partnership recognized a net gain in 2002 of approximately $79,194,000 on the Partial Redemption for financial reporting purposes. No gain was recognized by the Partnership for Federal income tax purposes.

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership since January 2000. BFP, LP notified the Partnership that it sold a 49% interest in the 245 Park Avenue property to an unaffiliated third party on October 2, 2003. The Partnership did not receive any proceeds from the sale of the 49% interest in 245 Park Avenue. However, as a result of such transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain

Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.


SUMMARY FINANCIAL INFORMATION OF UNCONSOLIDATED VENTURE

     Summary financial information for BFP, LP for the year ended
December 31, 2002 is as follows:

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
                                                       ===========


NOTES PAYABLE TO AN AFFILIATE

     Advances totaling $222,000 have been made to the Partnership from JMB in 2004. These advances are evidenced by a demand note ("Demand Note"), dated December 1, 2004, which bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP.

     Note payable to an affiliate - long-term consists of the following at December 31, 2004 and 2003:

                                             2004           2003
                                          -----------   -----------
Note payable (term loan) bearing
 interest at 2% per annum, compounded
 annually; secured by the Partnership's
 interest in BFP, LP; no payments until
 December 1998 when the entire principal
 amount and accrued compounded interest
 were scheduled to be due (as discussed
 above); extended, effective January 3,
 2001, to January 2, 2006; note split
 effective October 8, 2004 (as
 discussed above) . . . . . . . . . . .   $ 3,482,284    25,500,000
                                          ===========   ===========

     Accrued and unpaid interest due to an affiliate was $402,905 and $4,631,375 at December 31, 2004 and 2003, respectively.

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2004     2003     2002      2004
                              -------   ------   ------  ------------
Reimbursement (at cost)
 for legal services . . . .   $28,754   14,737    6,920     22,120
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .    10,177   11,349   42,746        485
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . .     --       --       1,213       --
                              -------   ------   ------     ------
                              $38,931   26,086   50,879     22,605
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

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2004
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $       68         32         23          85
                         ========== ========== ==========  ==========

Net earnings (loss) . .  $ (178,948)  (256,363)  (168,024)    (77,408)
                         ========== ========== ==========  ==========

Net earnings (loss)
  per Interest. . . . .  $     (171)      (246)      (161)        (85)
                         ========== ========== ==========  ==========


                                            2003
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $      701        373        182         123
                         ========== ========== ==========  ==========

Net earnings (loss) . .  $ (205,549)  (192,862)  (155,307)   (164,326)
                         ========== ========== ==========  ==========

Net earnings (loss)
  per Interest. . . . .  $     (196)      (184)      (148)       (157)
                         ========== ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 2004 and 2003.


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



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation. All of the outstanding shares of stock of JMB Investment Holdings - I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB") in the business of real estate investment. Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its current and former officers and directors, members of their families and their affiliates.
The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the BFP, LP venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and current or former officers of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 9, 2005. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 9, 2005. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Gary Nickele (age 52) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 42) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 56) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 56), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership.
The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2004. The General Partners are expected to be allocated loss for tax purposes in 2004.



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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2004.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 2004, affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $38,931 of which $22,605 was payable at December 31, 2004.

     Advances totaling $222,000 were made to the Partnership from JMB in 2004. These advances are evidenced by a demand note dated December 1, 2004, which bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     At December 31, 2003, the Partnership was indebted to JMB Realty Corporation ("JMB") under the JMB Note for an aggregate amount of $30,131,375 (consisting of $25,500,000 of principal and $4,631,375 of accrued and unpaid interest, including default interest.) On October 8, 2004, the Partnership and JMB entered into an agreement to split the JMB Note (which had an unpaid principal and accrued and deferred interest balance at October 8, 2004 of approximately $30,531,000) into two separate replacement notes (the "Replacement Notes") payable to JMB so that the outstanding principal balance and accrued and unpaid interest under the JMB Note was allocated between the Replacement Notes. One of the Replacement Notes ("Replacement Note 1") received a principal balance of $3,482,284 and accrued and unpaid interest of $385,345. The other Replacement Note ("Replacement Note 2") received a principal balance of $22,017,716 and all other accrued and unpaid interest from the JMB Note totaling $4,645,531 (including all of the default interest of $4,631,375). The security, interest rate and maturity date for the Replacement Notes remained unchanged from those under the JMB Note.

     Through a series of transactions, JMB assigned and contributed Replacement Note 2 to JMB Park Avenue, Inc., which is an indirect, wholly owned subsidiary of JMB and the Corporate General Partner of the Partnership. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. This resulted in the release of the Partnership from liability for repayment of Replacement Note 2 (with aggregate principal and interest of $26,663,247). Due to the decrease in the Partnership's outstanding indebtedness, interest accruals in future periods will be substantially less. All accounts and interests of the Corporate General Partner in the Partnership are adjusted to reflect this contribution of capital. Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balance of Replacement Note 1 at December 31, 2004 was $3,884,073.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

     The aggregate fees billed for professional services by KPMG LLP for 2004 and 2003 for these various services were:

Type of Fees                                    2004         2003
------------                                  --------     --------

Audit Fees. . . . . . . . . . . . . . . .     $ 34,600       34,000
Tax Fees. . . . . . . . . . . . . . . . .       32,825       27,500
                                              --------     --------
                                              $ 67,425       61,500
                                              ========     ========

     In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees the Partnership paid KPMG LLP for professional services for the audit of the Partnership's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "tax fees" are fees for tax compliance, tax advice and tax planning.

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

            4-G. Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for Septem-ber 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-H. Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd. is hereby incorporated herein by reference to the Partnership's Report for Septem-ber 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-I. Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-J. Replacement Note #2 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $22,017,716.29 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-K.    Assignment and Contribution Agreement, dated
                    October 8, 2004, by and between JMB Park Avenue, Inc. and JMB/245 Park Avenue Associates, Ltd. is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

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

            Entry into Material Definitive Agreements. Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation, dated December 1, 2004 (File No. 0-13545), filed December 7, 2004.


     No annual report or proxy material for the fiscal year 2004 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Principal Executive Officer
                Date:   March 25, 2005


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                        and Principal Financial Officer
                Date:   March 25, 2005

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

4.G       Security Agreement, dated May 7, 2001,
          by JMB/245  Park Avenue Associates, Ltd.
          in favor of JMB Realty Corporation          Yes

4.H       Note Split Agreement, dated October 8,
          2004, by and between JMB Realty
          Corporation and JMB/245 Park Avenue
          Associates, Ltd.                            Yes

4.I       Replacement Note #1 to Second Amended
          and Restated Promissory Note, dated
          October 8, 2004, in the original principal
          amount of $3,482,283.71                     Yes

4.J       Replacement Note #2 to Second Amended
          and Restated Promissory Note, dated
          October 8, 2004, in the original
          principal amount of $22,017,716.29          Yes

                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE
                                              -------------

4.K       Assignment and Contribution Agreement,
          dated October 8, 2004, by and between
          JMB Park Avenue, Inc. and JMB/245 Park
          Avenue Associates, Ltd.                     Yes

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