Form 10-Q
period 2005-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2005-05-16
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2005       Commission file #0-13545



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .     9


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    11



PART II    OTHER INFORMATION


Item 6.    Exhibits . . . . . . . . . . . . . . . . . . . . .    11

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2005 AND DECEMBER 31, 2004



                                ASSETS
                                ------
                                         MARCH 31,
                                           2005         DECEMBER 31,
                                        (UNAUDITED)        2004
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $      8,609          40,342
  Other receivables . . . . . . . . .             12              57
                                        ------------    ------------
          Total assets. . . . . . . .   $      8,621          40,399
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $    107,004          64,422
  Demand note payable to an affiliate,
    including accrued interest of
    $4,669 at March 31, 2005 and
    $1,116 at December 31, 2004 . . .        236,669         223,116
                                        ------------    ------------
          Total current liabilities .        343,673         287,538

Note payable to an affiliate -
  long-term, including accrued
  interest of $421,209 at March 31,
  2005 and $401,789 at December 31,
  2004. . . . . . . . . . . . . . . .      3,903,493       3,884,073
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      4,247,166       4,171,611

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

                 MARCH 31, 2005 AND DECEMBER 31, 2004
                              (UNAUDITED)



                                         MARCH 31,
                                           2005         DECEMBER 31,
                                        (UNAUDITED)        2004
                                        ------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,822,836)    (10,816,396)
                                        ------------    ------------
                                          15,361,411      15,367,851
                                        ------------    ------------
  Limited partners (965 interests):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (125,137,350)   (125,036,457)
                                        ------------    ------------
                                         (19,599,956)    (19,499,063)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (4,238,545)     (4,131,212)
                                        ------------    ------------
                                        $      8,621          40,399
                                        ============    ============































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              (UNAUDITED)




                                                 2005        2004
                                              ---------    --------

Income:
  Interest income . . . . . . . . . . . . .   $      64          68
                                              ---------    --------

Expenses:
  Interest. . . . . . . . . . . . . . . . .      22,973     128,917
  Professional services . . . . . . . . . .      59,670      19,942
  General and administrative. . . . . . . .      24,754      30,157
                                              ---------    --------

                                                107,397     179,016
                                              ---------    --------

      Net loss. . . . . . . . . . . . . . .   $(107,333)   (178,948)
                                              =========    ========

      Net loss per limited
        partnership interest. . . . . . . .   $    (105)       (171)
                                              =========    ========


































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              (UNAUDITED)



                                                 2005        2004
                                               --------    --------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .   $(107,333)   (178,948)
  Items not requiring (providing) cash:
  Changes in:
    Other receivables . . . . . . . . . . .          45     (41,059)
    Accounts payable. . . . . . . . . . . .      42,582      53,758
    Interest payable to affiliate . . . . .      22,973     128,917
                                               --------    --------

          Net cash provided by (used in)
            operating activities. . . . . .     (41,733)    (37,332)
                                               --------    --------

Cash flows from financing activities:
  Fundings of demand note payable . . . . .      10,000       --
                                               --------    --------
          Net cash provided by (used in)
            financing activities. . . . . .      10,000       --
                                               --------    --------

          Net increase (decrease)
            in cash . . . . . . . . . . . .     (31,733)    (37,332)

          Cash and cash equivalents,
            beginning of period . . . . . .      40,342      63,619
                                               --------    --------

          Cash and cash equivalents,
            end of period . . . . . . . . .    $  8,609      26,287
                                               ========    ========

























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2005 AND 2004
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2004, which are included in the Partnership's 2004 Annual Report on Form 10-K (File No. 0-13545) filed on March 31, 2005, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2004 Annual Report on Form 10-K.

     JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding"), owns an approximate .5% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The Partnership's general partnership interest is represented by
567.375 Class A Units of BFP, LP. BFP, LP is a joint venture that holds equity investments in commercial office buildings, certain of which are owned subject to ground leases of the underlying land. Business activities consist primarily of rentals to a variety of commercial tenants and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and WFP Property G.P. Corp. ("WFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding. The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

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

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional advances, evidenced by a demand note ("Demand Note"), from JMB Realty Corporation ("JMB") and there is no assurance that such advances will be made. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

TRANSACTIONS WITH AFFILIATES

     In addition to the Demand Note, Replacement Note 1, which is secured by the Partnership's interest in BFP, LP and is scheduled to mature in January 2006, remains as outstanding indebtedness to JMB. The note accrues interest at 2% per annum, with interest compounded annually and included in principal, and has a balance of $3,903,493 as of March 31, 2005.

     Under the Demand Note, advances totaling $232,000 have been made to the Partnership from JMB as of March 31, 2005. An additional advance of $20,000 was made by JMB in April 2005. The note bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $3,283 and $2,464 for the three months ended March 31, 2005 and 2004, respectively, for these services, of which $2,314 was unpaid as of March 31, 2005.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2004 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB and there is no assurance that such advances will continue to be made. As of March 31, 2005, $232,000 has been advanced to the Partnership from JMB. An additional advance of $20,000 was made by JMB in April 2005. These advances are evidenced by a Demand Note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balance of Replacement
Note 1 at March 31, 2005 and December 31, 2004 was $3,903,493 and
$3,884,073, respectively.

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

RESULTS OF OPERATIONS

     The operations of the Partnership in 2005 and 2004 have been funded entirely by advances from JMB, which are evidenced by a demand note and totaled $232,000 as of March 31, 2005.

     The decrease in cash at March 31, 2005 as compared to December 31, 2004 is due primarily to payments for professional services and general and administrative expenses in 2005, including amounts that were payable at December 31, 2004. The decrease in cash was partially offset by advances of $10,000 from JMB during the quarter.

     The increase in accounts payable at March 31, 2005 as compared to December 31, 2004 is primarily due to unpaid amounts for professional services at March 31, 2005 in connection with the 2004 Partnership audit.

     The increase in professional services for the three months ended March 31, 2005 as compared to the same period in 2004 is primarily due to fees for accounting services recognized during the three months ended March 31, 2005.

     The decrease in interest expense for the three months ended March 31, 2005 as compared to the same period in 2004 is due to the Partnership's reduction of its outstanding indebtedness as a result of the JMB Note split in October 2004.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 12, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 12, 2005