Form 10-Q
period 2005-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2005-08-12
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2005        Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2005 AND DECEMBER 31, 2004



                                ASSETS
                                ------
                                          JUNE 30,
                                           2005         DECEMBER 31,
                                        (UNAUDITED)        2004
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     15,812          40,342
  Other receivables . . . . . . . . .             44              57
                                        ------------    ------------
          Total assets. . . . . . . .   $     15,856          40,399
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     73,386          64,422
  Demand note payable to an affiliate,
    including accrued interest of
    $9,575 at June 30, 2005 and
    $1,116 at December 31, 2004 . . .        311,575         223,116

  Note payable to an affiliate,
    including accrued interest of
    $440,845 at June 30, 2005 and
    $401,789 at December 31, 2004 . .      3,923,129       3,884,073
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      4,308,090       4,171,611

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

                  JUNE 30, 2005 AND DECEMBER 31, 2004
                              (UNAUDITED)



                                          JUNE 30,
                                           2005         DECEMBER 31,
                                        (UNAUDITED)        2004
                                        ------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,826,057)    (10,816,396)
                                        ------------    ------------
                                          15,358,190      15,367,851
                                        ------------    ------------
  Limited partners (965 interests):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (125,187,818)   (125,036,457)
                                        ------------    ------------
                                         (19,650,424)    (19,499,063)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (4,292,234)     (4,131,212)
                                        ------------    ------------
                                        $     15,856          40,399
                                        ============    ============































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                              (UNAUDITED)



                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                          ---------  ---------  ---------  ---------

Income:
  Interest income . . . . $     135         32        199        100
                          ---------   --------  ---------  ---------

Expenses:
  Interest. . . . . . . .    24,542    128,917     47,515    257,834
  Professional services .     2,628     48,896     62,298     68,838
  General and
    administrative. . . .    26,654     78,582     51,408    108,739
                          ---------   --------  ---------  ---------

                             53,824    256,395    161,221    435,411
                          ---------   --------  ---------  ---------

      Net loss. . . . . . $ (53,689)  (256,363)  (161,022)  (435,311)
                          =========   ========  =========  =========

      Net loss per
        limited
        partnership
        interest. . . . . $     (52)      (246)      (157)      (417)
                          =========   ========  =========  =========





























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                              (UNAUDITED)



                                                 2005        2004
                                              ---------    --------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .   $(161,022)   (435,311)
  Items not requiring (providing) cash:
  Changes in:
    Other receivables . . . . . . . . . . .          13       9,975
    Accounts payable. . . . . . . . . . . .       8,964      32,173
    Advances from an affiliate. . . . . . .       --         85,000
    Interest payable to affiliate . . . . .      47,515     257,834
                                              ---------    --------

          Net cash provided by (used in)
            operating activities. . . . . .    (104,530)    (50,329)
                                              ---------    --------

Cash flows from financing activities:
  Fundings under demand note payable. . . .      80,000       --
                                              ---------    --------
          Net cash provided by (used in)
            financing activities. . . . . .      80,000       --
                                              ---------    --------

          Net increase (decrease)
            in cash . . . . . . . . . . . .     (24,530)    (50,329)

          Cash and cash equivalents,
            beginning of period . . . . . .      40,342      63,619
                                              ---------    --------

          Cash and cash equivalents,
            end of period . . . . . . . . .   $  15,812      13,290
                                              =========    ========
























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2005 AND 2004
                              (UNAUDITED)

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

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional cash advances, evidenced by a demand note ("Demand Note"), from JMB Realty Corporation ("JMB") and there is no assurance that such advances will be made. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (EITF 04-5). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and January 2006 for all existing limited partnership agreements. The Partnership has evaluated the ownership structure of its existing investment in BFP, LP and again has determined that it does not demonstrate control over this entity as defined by EITF 04-5.

TRANSACTIONS WITH AFFILIATES

     In addition to the Demand Note, Replacement Note 1, which is secured by the Partnership's interest in BFP, LP and is scheduled to mature in January 2006, remains as outstanding indebtedness to JMB. The note accrues interest at 2% per annum, with interest compounded annually and included in principal, and has a balance, including accrued interest, of $3,923,129 as of June 30, 2005.

     Under the Demand Note, cash advances totaling $302,000 have been made to the Partnership from JMB as of June 30, 2005. An additional advance of $25,000 was made by JMB under the Demand Note in July 2005. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $4,870 and $9,057 for the six months ended June 30, 2005 and 2004, respectively, for these services, of which $1,800 was unpaid as of June 30, 2005.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2004 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. As of June 30, 2005, $302,000 has been advanced to the Partnership from JMB. These advances are evidenced by a Demand Note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. An additional advance of $25,000 was made by JMB under the Demand Note in July 2005. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     Replacement Note 1 remains as outstanding indebtedness to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balance of Replacement Note 1 at June 30, 2005 and December 31, 2004 was $3,923,129 and $3,884,073, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENT

     In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (EITF 04-5). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and January 2006 for all existing limited partnership agreements. The Partnership has evaluated the ownership structure of its existing investment in BFP, LP and again has determined that it does not demonstrate control over this entity as defined by EITF 04-5.

RESULTS OF OPERATIONS

     The operations of the Partnership in 2005 and 2004 have been funded entirely by cash advances from JMB, which are evidenced by a demand note and totaled $302,000 as of June 30, 2005.

     The decrease in cash at June 30, 2005 as compared to December 31, 2004 is due primarily to payments for professional services and general and administrative expenses in 2005, including amounts that were payable at December 31, 2004. The decrease in cash was partially offset by cash advances totaling $80,000 from JMB during the six months ended June 30, 2005.

     The decrease in interest expense for the three and six months ended June 30, 2005 as compared to the same periods in 2004 is due to the Partnership's reduction of its outstanding indebtedness as a result of the JMB Note split in October 2004.

     The decrease in professional services for the three and six months ended June 30, 2005 as compared to the same periods in 2004 is primarily due to fees for accounting services recognized in the second quarter of 2004.

     The decrease in general and administrative expenses for the three and six months ended June 30, 2005 as compared to the same periods in 2004 is primarily due to the provision for doubtful receivables recognized in the second quarter of 2004.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 12, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 12, 2005