Form 10-Q
period 2005-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2005-11-14
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2005   Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2005 AND DECEMBER 31, 2004



                                ASSETS
                                ------
                                       SEPTEMBER 30,
                                           2005         DECEMBER 31,
                                        (UNAUDITED)        2004
                                       -------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     15,296          40,342
  Other receivables . . . . . . . . .             43              57
                                        ------------    ------------
          Total assets. . . . . . . .   $     15,339          40,399
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     44,751          64,422
  Demand note payable to an affiliate,
    including accrued interest of
    $15,912 at September 30, 2005
    and $1,116 at December 31,
    2004. . . . . . . . . . . . . . .        372,912         223,116

  Note payable to an affiliate,
    including accrued interest of
    $460,697 at September 30, 2005
    and $401,789 at December 31,
    2004. . . . . . . . . . . . . . .      3,942,981       3,884,073
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      4,360,644       4,171,611

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

               SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                              (UNAUDITED)



                                       SEPTEMBER 30,
                                           2005         DECEMBER 31,
                                        (UNAUDITED)        2004
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,829,242)    (10,816,396)
                                        ------------    ------------
                                          15,355,005      15,367,851
                                        ------------    ------------
  Limited partners (965 interests):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (125,237,704)   (125,036,457)
                                        ------------    ------------
                                         (19,700,310)    (19,499,063)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (4,345,305)     (4,131,212)
                                        ------------    ------------
                                        $     15,339          40,399
                                        ============    ============































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                              (UNAUDITED)



                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                          ---------  ---------  ---------  ---------

Income:
  Interest income . . . . $      89         23        288        123
                          ---------   --------  ---------  ---------

Expenses:
  Interest. . . . . . . .    26,189    130,333     73,704    388,167
  Professional services .     5,416     24,889     67,714     93,727
  General and
    administrative. . . .    21,555     12,825     72,963    121,564
                          ---------   --------  ---------  ---------

                             53,160    168,047    214,381    603,458
                          ---------   --------  ---------  ---------

      Net loss. . . . . . $ (53,071)  (168,024)  (214,093)  (603,335)
                          =========   ========  =========  =========

      Net loss per
        limited
        partnership
        interest. . . . . $     (52)      (161)      (209)      (578)
                          =========   ========  =========  =========





























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                              (UNAUDITED)



                                                 2005        2004
                                              ---------    --------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .   $(214,093)   (603,335)
  Items not requiring (providing) cash:
  Changes in:
    Other receivables . . . . . . . . . . .          14       9,974
    Accounts payable. . . . . . . . . . . .     (19,671)      6,740
    Advances from an affiliate. . . . . . .       --        147,000
    Interest payable to affiliate . . . . .      73,704     388,167
                                              ---------    --------

          Net cash provided by (used in)
            operating activities. . . . . .    (160,046)    (51,454)
                                              ---------    --------

Cash flows from financing activities:
  Fundings under demand note payable. . . .     135,000       --
                                              ---------    --------
          Net cash provided by (used in)
            financing activities. . . . . .     135,000       --
                                              ---------    --------

          Net increase (decrease)
            in cash . . . . . . . . . . . .     (25,046)    (51,454)

          Cash and cash equivalents,
            beginning of period . . . . . .      40,342      63,619
                                              ---------    --------

          Cash and cash equivalents,
            end of period . . . . . . . . .   $  15,296      12,165
                                              =========    ========
























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2005 AND 2004
                              (UNAUDITED)

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

TRANSACTIONS WITH AFFILIATES

     In addition to the Demand Note, Replacement Note 1, which is secured by the Partnership's interest in BFP, LP and is scheduled to mature in January 2006, remains as outstanding indebtedness to JMB. The note accrues interest at 2% per annum, with interest compounded annually and included in principal, and has a balance, including accrued interest, of $3,942,981 as of September 30, 2005.

     Under the Demand Note, cash advances totaling $357,000 have been made to the Partnership from JMB as of September 30, 2005. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $6,031 and $16,480 for the nine months ended September 30, 2005 and 2004, respectively, for these services, of which $677 was unpaid as of September 30, 2005.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2004 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. As of September 30, 2005, $357,000 has been advanced to the Partnership from JMB.

These advances are evidenced by a Demand Note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     Replacement Note 1, which is due in January 2006, remains as outstanding indebtedness to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balance of Replacement Note 1 at September 30, 2005 and December 31, 2004 was $3,942,981 and $3,884,073, respectively.

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

RESULTS OF OPERATIONS

     The operations of the Partnership in 2005 and 2004 have been funded entirely by cash advances from JMB, which are evidenced by a demand note and totaled $357,000 as of September 30, 2005.

     The decrease in cash at September 30, 2005 as compared to December 31, 2004 is due primarily to payments for professional services and general and administrative expenses in 2005, including amounts that were payable at December 31, 2004. The decrease in cash was partially offset by cash advances totaling $135,000 from JMB during the nine months ended September 30, 2005.

     The decrease in interest expense for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 is due to the Partnership's reduction of its outstanding indebtedness as a result of the JMB Note split in October 2004.

     The decrease in professional services for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 is primarily due to fees for legal services recognized in the third quarter of 2004.

     The decrease in general and administrative expenses for the nine months ended September 30, 2005 as compared to the same period in 2004 is primarily due to the provision for doubtful receivables recognized in the second quarter of 2004.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 11, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 11, 2005