Form 10-K
period 2005-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2006-03-30
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934

For the fiscal year
ended December 31, 2005            Commission File Number 0-13545


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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).     Yes [    ]     No [  X  ]

Indicate by check mark if the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [    ]  No  [  X  ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [  X  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Documents Incorporated by Reference:  None.

                           TABLE OF CONTENTS

                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 1A.     Risk Factors . . . . . . . . . . . . . . . .   4

Item 1B.     Unresolved Staff Comments. . . . . . . . . .   4

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   4

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   4

PART II

Item 5.      Market for the Registrant's
             Common Equity, Related Security
             Holder Matters and Issuer Purchases
             of Equity Securities . . . . . . . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   7

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .   9

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  10

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  23

Item 9A.     Controls and Procedures. . . . . . . . . . .  23

PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . .  23

Item 11.     Executive Compensation . . . . . . . . . . .  25

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management and
             Related Security Holder Matters. . . . . . .  26

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  27

Item 14.     Principal Accountant Fees and Services . . .  28

PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  29

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  32

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

     As a result of transactions noted below, at December 31, 2005, the Partnership holds an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Properties Corporation ("BPC") files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").
BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP.

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

     Through a series of transactions, JMB assigned and contributed Replacement Note 2 to JMB Park Avenue, Inc., which is an indirect, wholly owned subsidiary of JMB and the Corporate General Partner of the Partnership. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. This resulted in the release of the Partnership from liability for repayment of Replacement Note 2 (with aggregate principal and interest of $26,663,247). Due to the decrease in the Partnership's outstanding indebtedness, interest accruals in future periods will be substantially less. Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balance of Replacement Note 1 at December 31, 2005 and 2004 was $3,961,754 and $3,884,073, respectively.

     In addition to the amounts owing to JMB under Replacement Note 1, advances totaling $135,000 and $222,000 were made to the Partnership from JMB in 2005 and 2004, respectively. These advances are evidenced by a demand note ("Demand Note") dated December 1, 2004 which bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP. Additional advances totaling $20,000 were made by JMB under the Demand
Note in January 2006. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

     It is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership or any further return on their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Items 11 and 13 below and in the Notes to the consolidated financial statements, to which reference is hereby made for a description of such transactions.


ITEM 1A. RISK FACTORS

     The Partnership is subject to significant risks, including factors related to its minority position in BFP, LP, its dependency on JMB for continued advances to fund operations, and its past history of operating losses. The Partnership is obligated under a Demand Note which significantly exceeds its assets and there is substantial uncertainty that it has the ability to continue as a going concern. Reference is made to
Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 1B. UNRESOLVED STAFF COMMENTS

     None


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2006, there were 859 record holders of the remaining 958 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                              DECEMBER 31, 2005, 2004, 2003, 2002 AND 2001 (a)
                      (NOT COVERED BY REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM)


                                   2005          2004          2003          2002          2001
                               ------------  ------------   -----------   -----------   -----------

Total income. . . . . . . . .  $     43,993           208         1,379         6,637       609,634
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) . . . . .  $   (216,083)     (680,743)     (718,044)   87,700,978     3,978,772
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) per
  Interest (b). . . . . . . .  $       (212)         (663)         (687)       87,536         3,759
                               ============  ============   ===========   ===========   ===========

Total assets. . . . . . . . .  $     43,653        40,399        73,605       356,639       557,938
                               ============  ============   ===========   ===========   ===========

Demand note payable . . . . .  $    380,396       223,116         --            --            --
                               ============  ============   ===========   ===========   ===========

Notes payable - long-term . .  $  3,961,754     3,884,073    30,131,375    29,631,375    53,949,480
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

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made. Advances totaling $135,000 and $222,000 were made to the Partnership from JMB in 2005 and 2004, respectively. These advances are evidenced by a demand note ("Demand Note"), dated December 1, 2004, which bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP. Additional advances totaling $20,000 were made by JMB under the Demand Note in January 2006. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

     It is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership or any further return on their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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


RESULTS OF OPERATIONS

     The operations of the Partnership in 2005 and 2004 have been funded entirely by advances under a demand note from JMB totaling $135,000 and $222,000 in 2005 and 2004, respectively.

     The increase in interest and other receivables at December 31, 2005 as compared to December 31, 2004 and the increase in interest and other income for the year ended December 31, 2005 as compared to the years ended December 31, 2004 and 2003 is due to the reversal of an allowance on a receivable of approximately $43,600, which was received by the Partnership in January 2006 from a Holder of Interest for previous withholding tax payments made by the Partnership on behalf of the Holder of Interest.

     The increase in demand note payable to an affiliate at December 31, 2005 as compared to December 31, 2004 is due primarily to advances totaling $135,000 made to the Partnership in 2005 by JMB.

     The increase in note payable to an affiliate at December 31, 2005 as compared to December 31, 2004 is due to interest accrued on the note payable in 2005.

     The decrease in interest expense for the year ended December 31, 2005 as compared to the years ended December 31, 2004 and 2003 is primarily due to the JMB Note split in October 2004 and the resulting decrease in the Partnership's indebtedness.

     The decreases in professional services for the years ended
December 31, 2005 and 2004 as compared to the year ended December 31, 2003 is primarily due to decreases in fees for legal and accounting services related to the partial redemption of the Partnership's interest in BFP, LP in December 2002.

     The decrease in general and administrative expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and the increase in general and administrative expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is primarily due to the provision for doubtful receivables recognized in 2004.


INFLATION

     Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on it.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2005 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture



                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2005 and 2004

Consolidated Statements of Operations, years ended
  December 31, 2005, 2004 and 2003

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows, years ended
  December 31, 2005, 2004 and 2003

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
March 24, 2006

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2005 AND 2004

                                                   ASSETS
                                                   ------


                                                                            2005             2004
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        20           40,342
  Interest and other receivables. . . . . . . . . . . . . . . . . . .         43,633               57
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $    43,653           40,399
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2005             2004
                                                                        ------------     ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     48,798           64,422
  Demand note payable to an affiliate, including accrued
    interest of $23,396 in 2005 and $1,116 in 2004. . . . . . . . . .        380,396          223,116
  Note payable to an affiliate, including accrued
    interest of $479,470 in 2005 and $401,789 in 2004 . . . . . . . .      3,961,754        3,884,073
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      4,390,948        4,171,611

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .     26,664,247       26,664,247
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (10,829,361)     (10,816,396)
                                                                        ------------     ------------
                                                                          15,354,886       15,367,851
                                                                        ------------     ------------
  Limited partners (958 and 965 interests at December 31,
    2005 and 2004, respectively):
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (125,239,575)    (125,036,457)
                                                                        ------------     ------------
                                                                         (19,702,181)     (19,499,063)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .     (4,347,295)      (4,131,212)
                                                                        ------------     ------------
                                                                        $     43,653           40,399
                                                                        ============     ============



                        See accompanying notes to consolidated financial statements.

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                              2005           2004           2003
                                                          ------------   ------------   ------------

Income:
  Interest and other income . . . . . . . . . . . . . .   $     43,993            208          1,379
                                                          ------------   ------------   ------------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . .         99,961        417,061        500,000
  Professional services . . . . . . . . . . . . . . . .         68,960         95,440        116,450
  General and administrative. . . . . . . . . . . . . .         91,155        168,450        102,973
                                                          ------------   ------------   ------------
                                                               260,076        680,951        719,423
                                                          ------------   ------------   ------------

    Net loss. . . . . . . . . . . . . . . . . . . . . .   $   (216,083)      (680,743)      (718,044)
                                                          ============   ============   ============

    Net loss per limited partnership
      interest. . . . . . . . . . . . . . . . . . . . .   $       (212)          (663)          (687)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                      CASH                     NET OF                    CASH
             CONTRI-       NET       DISTRIBU-                OFFERING        NET       DISTRIBU-
             BUTIONS       LOSS       TIONS       TOTAL        COSTS          LOSS       TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------

Balance
 (deficits)
 Decem-
 ber 31,
 2002 . .  $     1,000  (10,732,468) (480,000) (11,211,468) 113,057,394  (123,721,598) (7,520,000)  (18,184,204)

Net
 earnings
 (loss) .        --         (43,083)    --         (43,083)       --         (674,961)      --         (674,961)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------

Balance
 (deficits)
 Decem-
 ber 31,
 2003 . .        1,000  (10,775,551) (480,000) (11,254,551) 113,057,394  (124,396,559) (7,520,000)  (18,859,165)

Contribu-
 tions. .   26,663,247        --        --      26,663,247        --            --          --            --
Net
 earnings
 (loss) .       --          (40,845)    --         (40,845)       --         (639,898)      --         (639,898)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------




                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                      CASH                     NET OF                    CASH
             CONTRI-       NET       DISTRIBU-                OFFERING        NET       DISTRIBU-
             BUTIONS       LOSS       TIONS       TOTAL        COSTS          LOSS       TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------

Balance
 (deficits)
 Decem-
 ber 31,
 2004 . .  $26,664,247  (10,816,396) (480,000)  15,367,851  113,057,394  (125,036,457) (7,520,000)  (19,499,063)

Contribu-
 tions. .                     --        --           --           --            --          --            --
Net
 earnings
 (loss) .       --          (12,965)    --         (12,965)       --         (203,118)      --         (203,118)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2005 . .  $26,664,247  (10,829,361) (480,000)  15,354,886  113,057,394  (125,239,575) (7,520,000)  (19,702,181)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                              2005            2004          2003
                                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . .   $   (216,083)      (680,743)      (718,044)
  Changes in:
     Interest and other receivables . . . . . . . . . .        (43,576)         9,929         (2,088)
     Accounts payable . . . . . . . . . . . . . . . . .        (15,624)         8,476        (64,990)
     Interest payable to an affiliate . . . . . . . . .         99,961        417,061        500,000
                                                           -----------    -----------    -----------
          Net cash used in operating activities . . . .       (175,322)      (245,277)      (285,122)
                                                           -----------    -----------    -----------
Cash flows from financing activities:
  Fundings of demand note payable . . . . . . . . . . .        135,000        222,000          --
                                                           -----------    -----------    -----------
          Net cash provided by financing activities . .        135,000        222,000          --
                                                           -----------    -----------    -----------
          Net increase (decrease) in cash . . . . . . .        (40,322)       (23,277)      (285,122)
          Cash, beginning of year . . . . . . . . . . .         40,342         63,619        348,741
                                                           -----------    -----------    -----------
          Cash, end of year . . . . . . . . . . . . . .    $        20         40,342         63,619
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest or
      interest to an affiliate. . . . . . . . . . . . .    $     --             --             --
                                                           ===========    ===========    ===========
    Non-cash financing activities:
      Replacement note contributed to the Partnership
       by the Corporate General Partner:
        Principal . . . . . . . . . . . . . . . . . . .    $     --        22,017,716          --
        Current accrued and unpaid interest . . . . . .          --            14,156          --
        Default accrued and unpaid interest . . . . . .          --         4,631,375          --
                                                           -----------    -----------    -----------
                                                           $     --        26,663,247          --
                                                           ===========    ===========    ===========



                          See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, 2004 AND 2003


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

     Because the Partnership has no future funding obligations to BFP, LP, is currently not expecting to receive distributions from BFP, LP, has no influence or control over the day-to-day affairs of BFP, LP, and its investment in BFP, LP has been reduced to less than 1%, the Partnership discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP.

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

     As a result of transactions noted below, at December 31, 2005, the Partnership holds an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that BPC files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

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

     Through a series of transactions, JMB assigned and contributed Replacement Note 2 to JMB Park Avenue, Inc., which is an indirect, wholly owned subsidiary of JMB and the Corporate General Partner of the Partnership. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. This resulted in the release of the Partnership from liability for repayment of Replacement Note 2 (with aggregate principal and interest of $26,663,247). Due to the decrease in the Partnership's outstanding indebtedness, interest accruals in future periods will be substantially less. Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balance of Replacement Note 1 at December 31, 2005 and 2004 was $3,961,754 and $3,884,073, respectively.

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


NOTES PAYABLE TO AN AFFILIATE

     Advances totaling $135,000 and $222,000 have been made to the Partnership from JMB in 2005 and 2004, respectively. These advances are evidenced by a demand note ("Demand Note"), dated December 1, 2004, which bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP.

     Note payable to an affiliate consists of the following at December 31, 2005 and 2004:

                                                2005        2004
                                             ----------  ----------
Note payable (term loan) bearing
 interest at 2% per annum, compounded
 annually; secured by the Partnership's
 interest in BFP, LP; no payments until
 December 1998 when the entire principal
 amount and accrued compounded interest
 were scheduled to be due (as discussed
 above); extended, effective January 3,
 2001, to January 2, 2006; note split
 effective October 8, 2004 (as discussed
 above); note balance rolled into
 Demand Note effective January 2, 2006. . .  $3,482,284   3,482,284
                                             ==========  ==========

     Accrued and unpaid interest due to an affiliate was $502,866 and $402,905 at December 31, 2005 and 2004, respectively.


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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2005     2004     2003      2005
                              -------   ------   ------  ------------
Reimbursement (at cost)
 for legal services . . . .   $ 4,527   28,754   14,737        434
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .     1,938   10,177   11,349       --
                              -------   ------   ------     ------
                              $ 6,465   38,931   26,086        434
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


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2005
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $       64        135         89      43,705
                         ========== ========== ==========  ==========

Net loss. . . . . . . .  $ (107,333)   (53,689)   (53,071)     (1,990)
                         ========== ========== ==========  ==========

Net loss per Interest .  $     (105)       (52)       (52)         (3)
                         ========== ========== ==========  ==========

                                            2004
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $       68         32         23          85
                         ========== ========== ==========  ==========

Net loss. . . . . . . .  $ (178,948)  (256,363)  (168,024)    (77,408)
                         ========== ========== ==========  ==========

Net loss per Interest .  $     (171)      (246)      (161)        (85)
                         ========== ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 2005 and 2004.


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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 8, 2006. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 8, 2006. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Gary Nickele (age 53) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 43) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 57) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 57), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership.
The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2005. The General Partners are expected to be allocated loss for tax purposes in 2005.



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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2005.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. For 2005, affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $6,465 of which $434 was payable at December 31, 2005.

     Advances totaling $135,000 and $222,000 were made to the Partnership from JMB in 2005 and 2004, respectively. These advances are evidenced by a demand note dated December 1, 2004, which bears interest at prime plus 1 percent and is secured by the Partnership's interest in BFP, LP.
Additional advances totaling $20,000 were made by JMB under the Demand Note in January 2006. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

     Through a series of transactions, JMB assigned and contributed Replacement Note 2 to JMB Park Avenue, Inc., which is an indirect, wholly owned subsidiary of JMB and the Corporate General Partner of the Partnership. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. This resulted in the release of the Partnership from liability for repayment of Replacement Note 2 (with aggregate principal and interest of $26,663,247). Due to the decrease in the Partnership's outstanding indebtedness, interest accruals in future periods will be substantially less. All accounts and interests of the Corporate General Partner in the Partnership are adjusted to reflect this contribution of capital. Replacement Note 1 remains as outstanding indebtedness of the Partnership owed to JMB and is secured by the Partnership's interest in BFP, LP. The unpaid principal and accrued interest balances of Replacement Note 1 at December 31, 2005 and 2004 were $3,961,754 and $3,884,073, respectively.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

     The aggregate fees billed for professional services by KPMG LLP for 2005 and 2004 for these various services were:

Type of Fees                                    2005         2004
------------                                  --------     --------

Audit Fees. . . . . . . . . . . . . . . .     $ 35,500       34,600
Tax Fees. . . . . . . . . . . . . . . . .       23,000       32,825
                                              --------     --------
                                              $ 58,500       67,425
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

            4-E. Third Amended and Restated Security Agreement dated August 1, 1995 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation, are hereby incorporated herein by reference to Exhibit 4 AA to the Partnership's Form 10-Q Report for September 30, 1995, (File No. 0-13545) filed on November 9, 1995.

            4-F. Amendment No. 1 to $25,000,000 Second Amended and Restated Promissory Note made effective January 3, 2001 between JMB/245 Park Avenue Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to Exhibit 4-B to the Partnership's Report for March 31, 2001 on Form 10-Q (File No. 0-13545) dated May 9, 2001.

            4-G Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for Septem-ber 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-H Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd. is hereby incorporated herein by reference to the Partnership's Report for Septem-ber 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-I Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-J Replacement Note #2 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $22,017,716.29 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-K     Assignment and Contribution Agreement, dated
                    October 8, 2004, by and between JMB Park Avenue, Inc. and JMB/245 Park Avenue Associates, Ltd. is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

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

            99. Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership is filed herewith.

  (b) No report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.


     No annual report or proxy material for the fiscal year 2005 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 29, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Principal Executive Officer
                Date:   March 29, 2006


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                        and Principal Financial Officer
                Date:   March 29, 2006

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