Form 10-Q
period 2006-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2006-05-12
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2006       Commission file #0-13545



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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]    No [ X ]

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .     9


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    11



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    11


Item 1A.   Risk Factors . . . . . . . . . . . . . . . . . . .    11


Item 6.    Exhibits . . . . . . . . . . . . . . . . . . . . .    11

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2006 AND DECEMBER 31, 2005



                                ASSETS
                                ------
                                         MARCH 31,
                                           2006         DECEMBER 31,
                                        (UNAUDITED)        2005
                                       -------------    ------------
Current assets:
  Cash. . . . . . . . . . . . . . . .   $     42,924              20
  Interest and other receivables. . .            165          43,633
                                        ------------    ------------
          Total assets. . . . . . . .   $     43,089          43,653
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $    105,075          48,798
  Demand note payable to an affiliate,
    including accrued interest of
    $112,160 at March 31, 2006
    and $23,396 at December 31,
    2005. . . . . . . . . . . . . . .      4,451,354         380,396
  Note payable to an affiliate,
    including accrued interest of
    $479,470 at December 31, 2005 . .          --          3,961,754
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      4,556,429       4,390,948

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

                 MARCH 31, 2006 AND DECEMBER 31, 2005



                                         MARCH 31,
                                           2006         DECEMBER 31,
                                        (UNAUDITED)        2005
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,839,324)    (10,829,361)
                                        ------------    ------------
                                          15,344,923      15,354,886
                                        ------------    ------------
  Limited partners (958 interests):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (125,395,657)   (125,239,575)
                                        ------------    ------------
                                         (19,858,263)    (19,702,181)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (4,513,340)     (4,347,295)
                                        ------------    ------------
                                        $     43,089          43,653
                                        ============    ============
































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                              (UNAUDITED)



                                                 2006         2005
                                              ---------    ---------

Income:
  Interest income . . . . . . . . . . . . .   $     382           64
                                              ---------     --------

Expenses:
  Interest. . . . . . . . . . . . . . . . .      89,204       22,973
  Professional services . . . . . . . . . .      52,000       59,670
  General and administrative. . . . . . . .      25,223       24,754
                                              ---------     --------

                                                166,427      107,397
                                              ---------     --------

      Net loss. . . . . . . . . . . . . . .   $(166,045)    (107,333)
                                              =========     ========

      Net loss per limited partnership
        interest. . . . . . . . . . . . . .   $    (163)        (105)
                                              =========     ========



































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                              (UNAUDITED)



                                                2006         2005
                                             ----------  -----------

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $ (166,045)    (107,333)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . . .      43,468           45
    Accounts payable. . . . . . . . . . . .      56,277       42,582
    Interest payable to affiliate . . . . .      89,204       22,973
                                             ----------   ----------

          Net cash provided by (used in)
            operating activities. . . . . .      22,904      (41,733)
                                             ----------   ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . . .      20,000       10,000
                                             ----------   ----------
          Net cash provided by (used in)
            financing activities. . . . . .      20,000       10,000
                                             ----------   ----------

          Net increase (decrease)
            in cash . . . . . . . . . . . .      42,904      (31,733)

          Cash and cash equivalents,
            beginning of period . . . . . .          20       40,342
                                             ----------   ----------

          Cash and cash equivalents,
            end of period . . . . . . . . .  $   42,924        8,609
                                             ==========   ==========

Supplemental disclosure of cash flow
 information:
   Non-cash financing activities:
     Replacement note (including
       accrued interest of $479,910)
       rolled into demand note. . . . . . .  $3,962,194        --
                                             ==========   ==========
















     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2006 AND 2005
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2005, which are included in the Partnership's 2005 Annual Report on Form 10-K (File No. 0-13545) filed on March 30, 2006, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2005 Annual Report on Form 10-K.

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

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

TRANSACTIONS WITH AFFILIATES

     Replacement Note 1, which is secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was rolled into the Demand Note, effective January 2, 2006. The note accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.

     Under the Demand Note, cash advances totaling $377,000 have been made to the Partnership from JMB as of March 31, 2006. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $1,624 and $3,283 for the three months ended March 31, 2006 and 2005, respectively, for these services, of which $1,624 was unpaid as of March 31, 2006.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2005 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. As of March 31, 2006, $377,000 has been advanced to the Partnership from JMB. These advances are evidenced by a Demand Note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     Replacement Note 1, which was due in January 2006, and which is secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note, effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194.

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

     The Partnership has an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Properties Corporation ("BPC") files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-Q, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note (previously discussed). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption), the Partnership's share of the proceeds of such sale or disposition would be available to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB, which are evidenced by a demand note and totaled $377,000 as of March 31, 2006.

     The increase in cash and the decrease in interest and other receivables at March 31, 2006 as compared to December 31, 2005 is due primarily to the receipt by the Partnership of previous withholding tax payments made by the Partnership. An additional increase in cash was due to advances totaling $20,000 from JMB during the three months ended March 31, 2006.

     The increase in accounts payable at March 31, 2006 as compared to December 31, 2005 is due primarily to unpaid fees for year-end 2005 tax and audit services recorded during the first quarter of 2006.

     The increase in demand note payable to an affiliate and the decrease in note payable to an affiliate is due to the rollover of the JMB replacement note into the demand note, effective January 2, 2006.

     The increase in interest expense for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is due to the rollover of the Partnership's Replacement Note into the Demand Note effective January 2, 2006 and the corresponding increase in the effective interest rate. An additional increase in interest expense is due to additional fundings under the Demand Note.


ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report. The Partnership's disclosure controls and procedures do not include the disclosure controls and procedures of BFP, LP, which the Partnership has no ability to control.



PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

           The Partnership is not subject to any material pending legal proceedings.


     ITEM 1A. RISK FACTORS

           There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 12, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 12, 2006