Form 10-Q
period 2006-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2006-08-21
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2006        Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2006 AND DECEMBER 31, 2005



                                ASSETS
                                ------
                                          JUNE 30,
                                           2006         DECEMBER 31,
                                        (UNAUDITED)        2005
                                       -------------    ------------
Current assets:
  Cash. . . . . . . . . . . . . . . .   $      6,230              20
  Interest and other receivables. . .             46          43,633
                                        ------------    ------------
          Total assets. . . . . . . .   $      6,276          43,653
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .    $    72,774          48,798
  Demand note payable to an affiliate,
    including accrued interest of
    $211,099 at June 30, 2006
    and $23,396 at December 31,
    2005. . . . . . . . . . . . . . .      4,575,293         380,396
  Note payable to an affiliate,
    including accrued interest of
    $479,470 at December 31, 2005 . .          --          3,961,754
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      4,648,067       4,390,948

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

                  JUNE 30, 2006 AND DECEMBER 31, 2005



                                          JUNE 30,
                                           2006         DECEMBER 31,
                                        (UNAUDITED)        2005
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,847,031)    (10,829,361)
                                        ------------    ------------
                                          15,337,216      15,354,886
                                        ------------    ------------
  Limited partners (958 interests):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (125,516,401)   (125,239,575)
                                        ------------    ------------
                                         (19,979,007)    (19,702,181)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (4,641,791)     (4,347,295)
                                        ------------    ------------
                                        $      6,276          43,653
                                        ============    ============
































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                              (UNAUDITED)



                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                JUNE 30,              JUNE 30,
                         --------------------   -------------------
                            2006       2005       2006       2005
                         ---------   --------   --------   --------

Income:
  Interest income . . .   $    260        135        642        199
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .     98,939     24,542    188,143     47,515
  Professional
    services. . . . . .      3,331      2,628     55,331     62,298
  General and
    administrative. . .     26,441     26,654     51,664     51,408
                         ---------   --------   --------   --------

                           128,711     53,824    295,138    161,221
                         ---------   --------   --------   --------

      Net loss. . . . .  $(128,451)   (53,689)  (294,496)  (161,022)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interest. . . .  $    (126)       (52)      (289)      (157)
                         =========   ========   ========   ========




























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                              (UNAUDITED)



                                                2006        2005
                                             ----------  ----------


Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $ (294,496)   (161,022)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . . .      43,587          13
    Accounts payable. . . . . . . . . . . .      23,976       8,964
    Interest payable to affiliate . . . . .     188,143      47,515
                                             ----------  ----------

          Net cash provided by (used in)
            operating activities. . . . . .     (38,790)   (104,530)
                                             ----------  ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . . .      45,000      80,000
                                             ----------  ----------
          Net cash provided by (used in)
            financing activities. . . . . .      45,000      80,000
                                             ----------  ----------

          Net increase (decrease)
            in cash . . . . . . . . . . . .       6,210     (24,530)

          Cash and cash equivalents,
            beginning of period . . . . . .          20      40,342
                                             ----------  ----------

          Cash and cash equivalents,
            end of period . . . . . . . . .  $    6,230      15,812
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

                        JUNE 30, 2006 AND 2005
                              (UNAUDITED)

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which are evidenced by the Demand Note and which totaled $402,000 as of June 30, 2006. An additional cash advance of $10,000 was made by JMB under the Demand Note in July 2006. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $3,523 and $4,870 the six months ended June 30, 2006 and 2005, respectively, for these services, of which $1,900 was unpaid as of June 30, 2006.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2005 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which are evidenced by the Demand Note and which totaled $402,000 as of June 30, 2006. An additional cash advance of $10,000 was made by JMB under the Demand Note in July 2006. These advances are evidenced by a Demand Note bearing interest at prime plus 1 percent and secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances of $402,000 from JMB, which are evidenced by the Demand Note as of June 30, 2006.

     The increase in cash and the decrease in interest and other receivables at June 30, 2006 as compared to December 31, 2005 is due primarily to the receipt by the Partnership of previous withholding tax payments made by the Partnership. An additional increase in cash was due to advances totaling $45,000 from JMB during the six months ended June 30, 2006. Such increases in cash were substantially offset by disbursements for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2005.

     The increase in accounts payable at June 30, 2006 as compared to December 31, 2005 is due primarily to unpaid fees for year-end 2005 tax services recorded during the first quarter of 2006.

     The increase in demand note payable to an affiliate and the decrease in note payable to an affiliate at June 30, 2006 as compared to December 31, 2005 is due primarily to the rollover of the JMB replacement note into the demand note, effective January 2, 2006. An additional increase in demand note payable is the result of fundings totaling $45,000 and interest of approximately $188,000 added to the principal in 2006.

     The increase in interest expense for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 is due to the rollover of the Partnership's Replacement Note into the Demand Note effective January 2, 2006 and the corresponding increase in the effective interest rate. An additional increase in interest expense is due to additional fundings in 2006 under the Demand Note.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 18, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 18, 2006