Form 10-K
period 2006-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2007-03-29
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Act of 1934


For the fiscal year
ended December 31, 2006                 Commission File Number 0-13545


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer [   ]          Accelerated filer [    ]
                        Non-accelerated filer [  X  ]

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

      As a result of transactions noted below, at December 31, 2006, the Partnership holds, through 245 Park Holding, an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Properties Corporation ("BPC") files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP.

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

      The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $492,000 as of December 31, 2006 and which, together with the amount rolled over from Replacement Note 1, are evidenced by the Demand Note. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

      Under the terms of the Amendment, BFP, LP is obligated to use its commercially reasonable efforts, in any agreement of merger or consolidation entered into by BFP, LP on or before December 2007, to the extent that the consideration is comprised in whole or in part of equity interests, to provide for the Partnership to obtain its share of such equity interests in a form such that the Partnership will not recognize a material amount of gain for Federal income tax purposes. If BFP, LP, having used its commercially reasonable efforts, is unable to provide for the Partnership to receive such an equity interest, BFP, LP must pay to the Partnership, in addition to the Partnership's share of the merger consideration, a cash amount equal to the percentage of the merger consideration in the form of equity multiplied by a number which is $14 million in 2003 and is reduced by $1.5 million per year through the year 2007. Thus, in the event BFP, LP completes such a merger in 2007, the amount of such additional consideration shall be $8 million. Commencing January 1, 2008, any such merger or consolidation effected by BFP, LP, shall not require BFP, LP to pay consideration to the Partnership beyond its share of the proceeds by virtue of the Partnership's ownership interest in 245 Park Holding.

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

      BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note.
Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

      None


ITEM 2.  PROPERTIES

      The Partnership owns an indirect, minority interest in properties referred to under Item 1 above to which reference is hereby made. The Partnership's interest in BFP, LP is pledged as collateral for the Demand Note payable to JMB.

ITEM 3.  LEGAL PROCEEDINGS

      The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 2006.



                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of January 1, 2007, there were 853 record holders of the remaining 952 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

      The Partnership has not made any distributions since 1989. The Partnership's interest in BFP, LP is pledged as collateral for the Demand Note payable to JMB, which note requires mandatory payment of principal and interest out of (i) any distributions received from BFP, LP, and (ii) any net proceeds received upon the sale, refinancing or other disposition of the Partnership's interest in BFP, LP. Reference is made to the section entitled "Investment in Unconsolidated Venture" in the Notes to the consolidated financial statements and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP, LP.

ITEM 6.  SELECTED FINANCIAL DATA
                                        JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)
                                              and Consolidated Venture

                                  DECEMBER 31, 2006, 2005, 2004, 2003 AND 2002 (a)
                          (NOT COVERED BY REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM)


                                      2006           2005            2004           2003           2002
                                  ------------   ------------     -----------    -----------    -----------

Total income . . . . . . . . . .  $      3,205         43,993             208          1,379          6,637
                                  ============   ============     ===========    ===========    ===========

Net earnings (loss). . . . . . .  $   (573,300)      (216,083)       (680,743)      (718,044)    87,700,978
                                  ============   ============     ===========    ===========    ===========

Net earnings (loss) per
  Interest (b) . . . . . . . . .  $       (566)          (212)           (663)          (687)        87,536
                                  ============   ============     ===========    ===========    ===========

Total assets . . . . . . . . . .  $     11,207         43,653          40,399         73,605        356,639
                                  ============   ============     ===========    ===========    ===========

Demand note payable. . . . . . .  $  4,882,923        380,396         223,116          --             --
                                  ============   ============     ===========    ===========    ===========

Notes payable -
  long-term (c). . . . . . . . .  $      --         3,961,754       3,884,073     30,131,375     29,631,375
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

 (c)  Replacement Note 1, which was secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was rolled into the Demand Note, effective January 2, 2006.  Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Capitalized terms used but not defined in this Item 7 have the same meanings as used in Item 1. Business or in the Notes.

      The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will continue to be made. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $492,000 as of December 31, 2006 and which, together with the amount rolled over from Replacement Note 1, are evidenced by the Demand Note. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

      The Partnership holds, through 245 Park Holding, an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that BPC files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

      BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note.
Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

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


RESULTS OF OPERATIONS

      The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $492,000 and which, together with the amount rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2006.

      The increase in cash and the decrease in interest and other receivables at December 31, 2006 as compared to December 31, 2005 is due primarily to the receipt by the Partnership of previous withholding tax payments made by the Partnership. An additional increase in cash was due to advances totaling $135,000 from JMB during 2006. Such increases in cash were substantially offset by disbursements for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2005.

      The increase in demand note payable to an affiliate and the decrease in note payable to an affiliate at December 31, 2006 as compared to December 31, 2005 is due primarily to the rollover of the Replacement
Note 1 (with a balance of approximately $3,962,000) into the Demand Note, effective January 2, 2006. An additional increase in demand note payable is the result of fundings totaling $135,000 and interest of approximately $406,000 added to the principal in 2006.

      The increase in interest expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is due to the rollover of the Partnership's Replacement Note into the Demand Note effective
January 2, 2006 and the corresponding increase in the effective interest rate. An additional increase in interest expense is due to additional fundings in 2006 under the Demand Note. The decrease in interest expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is due primarily to the JMB Note split in October 2004 and the resulting decrease in the Partnership's indebtedness.

      The decreases in professional services for the years ended
December 31, 2006 and 2005 as compared to the year ended December 31, 2004 is due primarily to decreases in fees for legal and other services related to the Partnership's investment in BFP, LP.

      The decreases in general and administrative expenses for the years ended December 31, 2006 and 2005 as compared to the year ended December 31, 2004 is due primarily to the provision for doubtful receivables recognized in 2004.


INFLATION

      Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on it.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2006 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                           (A LIMITED PARTNERSHIP)
                          and Consolidated Venture



                                    INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2006 and 2005

Consolidated Statements of Operations, years ended
  December 31, 2006, 2005 and 2004

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows, years ended
  December 31, 2006, 2005 and 2004

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
March 29, 2007

                                        JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)
                                              and Consolidated Venture

                                             CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31, 2006 AND 2005

                                                       ASSETS
                                                       ------


                                                                                    2006              2005
                                                                                -----------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    11,157                20
  Interest and other receivables . . . . . . . . . . . . . . . . . . . . .               50            43,633
                                                                                -----------       -----------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .      $    11,207            43,653
                                                                                ===========       ===========





                                        JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)
                                              and Consolidated Venture

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                -----------------------------------------------------

                                                                                   2006              2005
                                                                               ------------      ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     48,879            48,798
  Demand note payable to an affiliate, including accrued
    interest of $908,639 in 2006 and $23,396 in 2005 . . . . . . . . . . .        4,882,923           380,396
  Note payable to an affiliate, including accrued
    interest of $479,470 in 2005 . . . . . . . . . . . . . . . . . . . . .            --            3,961,754
                                                                               ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        4,931,802         4,390,948

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .       26,664,247        26,664,247
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .         (480,000)         (480,000)
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .      (10,863,759)      (10,829,361)
                                                                               ------------      ------------
                                                                                 15,320,488        15,354,886
                                                                               ------------      ------------
  Limited partners (952 and 958 interests at December 31,
    2006 and 2005, respectively):
      Capital contributions, net of offering costs . . . . . . . . . . . .      113,057,394       113,057,394
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (7,520,000)       (7,520,000)
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .     (125,778,477)     (125,239,575)
                                                                               ------------      ------------
                                                                                (20,241,083)      (19,702,181)
                                                                               ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . . .       (4,920,595)       (4,347,295)
                                                                               ------------      ------------
                                                                               $     11,207            43,653
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

                                        JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)
                                              and Consolidated Venture

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004


                                                                    2006            2005            2004
                                                                ------------    ------------    ------------

Income:
  Interest and other income. . . . . . . . . . . . . . . . .    $      3,205          43,993             208
                                                                ------------    ------------    ------------

Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .         405,773          99,961         417,061
  Professional services. . . . . . . . . . . . . . . . . . .          63,703          68,960          95,440
  General and administrative . . . . . . . . . . . . . . . .         107,029          91,155         168,450
                                                                ------------    ------------    ------------
                                                                     576,505         260,076         680,951
                                                                ------------    ------------    ------------

    Net loss . . . . . . . . . . . . . . . . . . . . . . . .    $   (573,300)       (216,083)       (680,743)
                                                                ============    ============    ============

    Net loss per limited partnership
      interest . . . . . . . . . . . . . . . . . . . . . . .    $       (566)           (212)           (663)
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

                                           JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                  (A LIMITED PARTNERSHIP)
                                                 and Consolidated Venture

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                       YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004


                                GENERAL PARTNERS                                     LIMITED PARTNERS
             --------------------------------------------------      ---------------------------------------------------
                                                                     CONTRI-
                                                                     BUTIONS
                                          CASH                       NET OF                      CASH
               CONTRI-        NET        DISTRIBU-                  OFFERING         NET        DISTRIBU-
               BUTIONS        LOSS        TIONS        TOTAL         COSTS           LOSS        TIONS          TOTAL
             -----------   -----------   --------   -----------   -----------   ------------   -----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2003. . .   $     1,000   (10,775,551)  (480,000)  (11,254,551)  113,057,394   (124,396,559)  (7,520,000)   (18,859,165)

Contribu-
 tions . .    26,663,247         --         --       26,663,247         --             --           --             --
Net
 earnings
 (loss). .        --           (40,845)     --          (40,845)        --          (639,898)       --          (639,898)
             -----------   -----------   --------   -----------   -----------   ------------   ----------    -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2004. . .    26,664,247   (10,816,396)  (480,000)   15,367,851   113,057,394   (125,036,457)  (7,520,000)   (19,499,063)

Contribu-
 tions . .        --             --         --            --            --             --           --             --
Net
 earnings
 (loss). .        --           (12,965)     --          (12,965)        --          (203,118)       --          (203,118)
             -----------   -----------   --------   -----------   -----------   ------------   ----------    -----------




                                           JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                  (A LIMITED PARTNERSHIP)
                                                 and Consolidated Venture

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                                GENERAL PARTNERS                                     LIMITED PARTNERS
             --------------------------------------------------      ---------------------------------------------------
                                                                     CONTRI-
                                                                     BUTIONS
                                          CASH                       NET OF                      CASH
               CONTRI-        NET        DISTRIBU-                  OFFERING         NET        DISTRIBU-
               BUTIONS        LOSS        TIONS        TOTAL         COSTS           LOSS        TIONS          TOTAL
             -----------   -----------   --------   -----------   -----------   ------------   -----------   -----------


Balance
 (deficits)
 Decem-
 ber 31,
 2005. . .    26,664,247   (10,829,361)  (480,000)   15,354,886   113,057,394   (125,239,575)  (7,520,000)   (19,702,181)

Contribu-
 tions . .        --             --         --            --            --             --           --             --
Net
 earnings
 (loss). .        --           (34,398)     --          (34,398)        --          (538,902)       --          (538,902)
             -----------   -----------   --------   -----------   -----------   ------------   ----------    -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2006. . .   $26,664,247   (10,863,759)  (480,000)   15,320,488   113,057,394   (125,778,477)  (7,520,000)   (20,241,083)
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

                                           JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                                  (A LIMITED PARTNERSHIP)
                                                 and Consolidated Venture

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                                    2006             2005            2004
                                                                 -----------     -----------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .     $  (573,300)       (216,083)        (680,743)
  Changes in:
     Interest and other receivables. . . . . . . . . . . . .          43,583         (43,576)           9,929
     Accounts payable. . . . . . . . . . . . . . . . . . . .              81         (15,624)           8,476
     Interest payable to an affiliate. . . . . . . . . . . .         405,773          99,961          417,061
                                                                 -----------     -----------      -----------
          Net cash used in operating activities. . . . . . .        (123,863)       (175,322)        (245,277)
                                                                 -----------     -----------      -----------
Cash flows from financing activities:
  Fundings of demand note payable. . . . . . . . . . . . . .         135,000         135,000          222,000
                                                                 -----------     -----------      -----------
          Net cash provided by financing activities. . . . .         135,000         135,000          222,000
                                                                 -----------     -----------      -----------
          Net increase (decrease) in cash. . . . . . . . . .          11,137         (40,322)         (23,277)
          Cash, beginning of year. . . . . . . . . . . . . .              20          40,342           63,619
                                                                 -----------     -----------      -----------
          Cash, end of year. . . . . . . . . . . . . . . . .     $    11,157              20           40,342
                                                                 ===========     ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest or
      interest to an affiliate . . . . . . . . . . . . . . .     $     --              --               --
                                                                 ===========     ===========      ===========
    Non-cash financing activities:
      Replacement note (including accrued interest
        of $479,910) rolled into demand note . . . . . . . .     $ 3,962,194           --               --
                                                                 ===========     ===========      ===========
      Replacement note contributed to the Partnership
       by the Corporate General Partner:
        Principal. . . . . . . . . . . . . . . . . . . . . .     $     --              --          22,017,716
        Current accrued and unpaid interest. . . . . . . . .           --              --              14,156
        Default accrued and unpaid interest. . . . . . . . .           --              --           4,631,375
                                                                 -----------     -----------      -----------
                                                                 $     --              --          26,663,247
                                                                 ===========     ===========      ===========

                               See accompanying notes to consolidated financial statements.

                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                           (A LIMITED PARTNERSHIP)
                          and Consolidated Venture

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004


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

      The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances, evidenced by a demand note ("Demand Note"), from JMB Realty Corporation ("JMB") and there is no assurance that such advances will be made. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.


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

      As a result of transactions noted below, at December 31, 2006, the Partnership holds, through 245 Park Holding, an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Properties Corporation ("BPC") files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W.,

Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP.

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

      The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $492,000 as of December 31, 2006 and which, together with the amount rolled over from Replacement
Note 1, are evidenced by the Demand Note. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

      Note payable to an affiliate consisted of the following at December 31, 2006 and 2005:

                                                    2006          2005
                                                 ----------    ----------
Note payable (term loan) bearing
 interest at 2% per annum, compounded
 annually; secured by the Partnership's
 interest in BFP, LP; no payments until
 December 1998 when the entire principal
 amount and accrued compounded interest
 were scheduled to be due (as discussed
 above); extended, effective January 3,
 2001, to January 2, 2006; note split
 effective October 8, 2004 (as discussed
 above); note balance rolled into
 Demand Note effective January 2, 2006 . . . .   $   --         3,482,284
                                                 ==========    ==========

      Accrued and unpaid interest due to an affiliate was $908,639 (of which $405,773 was accrued for 2006) and $502,866 at December 31, 2006 and 2005, respectively.

PARTNERSHIP AGREEMENT

      Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders. All losses from the sale of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held. For Federal income tax purposes, all interest expense recognized on the JMB Notes is allocated to a General Partner.

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


TRANSACTIONS WITH AFFILIATES

      The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                                               UNPAID AT
                                                              DECEMBER 31,
                                   2006      2005      2004      2006
                                 -------    ------    ------  ------------
Reimbursement (at cost)
 for accounting services . . .   $   189      --        --          189
Reimbursement (at cost)
 for legal services. . . . . .     2,872     4,527    28,754      1,153
Reimbursement (at cost)
 for portfolio management
 services. . . . . . . . . . .     4,174     1,938    10,177      1,391
                                 -------    ------    ------     ------
                                 $ 7,235     6,465    38,931      2,733
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

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                 2006
                            ----------------------------------------------
                             At 3/31     At 6/30     At 9/30     At 12/31
                            ----------  ----------  ----------  ----------
Total income . . . . . . .  $      382         260       2,357         206
                            ==========  ==========  ==========  ==========

Net loss . . . . . . . . .  $ (166,045)   (128,451)   (135,142)   (143,662)
                            ==========  ==========  ==========  ==========

Net loss per Interest. . .  $     (163)       (126)       (133)       (142)
                            ==========  ==========  ==========  ==========

                                                 2005
                            ----------------------------------------------
                             At 3/31     At 6/30     At 9/30     At 12/31
                            ----------  ----------  ----------  ----------
Total income . . . . . . .  $       64         135          89      43,705
                            ==========  ==========  ==========  ==========

Net loss . . . . . . . . .  $ (107,333)    (53,689)    (53,071)     (1,990)
                            ==========  ==========  ==========  ==========

Net loss per Interest. . .  $     (105)        (52)        (52)         (3)
                            ==========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in, or disagreements with, accountants during 2006 and 2005.


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



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation. All of the outstanding shares of stock of JMB Investment Holdings - I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB") in the business of real estate investment. Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its current and former officers and directors, members of their families and their affiliates.
The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building, unless required by the terms of the BFP, LP venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and current or former officers of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

      The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that affiliates of the General Partners are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest with respect to matters relating to the remaining JMB Demand Note, including, among other things, the enforcement of repayment of that note and the remedies available to JMB in the event of a default under that note, as well as with respect to matters concerning whether to continue to advance funds to the Partnership to permit it to pay its expenses. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan and demand notes.

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

      There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 14, 2007. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 14, 2007. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

      The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

      The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

      Gary Nickele (age 54) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

      Patrick J. Meara (age 44) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

      H. Rigel Barber (age 58) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

      Gailen J. Hull (age 58), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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



ITEM 11.  EXECUTIVE COMPENSATION

      The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership.
The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2006. The General Partners are expected to be allocated loss for tax purposes in 2006.



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

      The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2006.

      The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $7,235 and $6,465 in 2006 and 2005, respectively, of which $2,733 was payable at December 31, 2006.

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

      The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $492,000 as of December 31, 2006 and which, together with the amount rolled over from Replacement Note 1, are evidenced by the Demand Note. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

      The aggregate fees billed for professional services by KPMG LLP for 2006 and 2005 for these various services were:

Type of Fees                                        2006           2005
------------                                      --------       --------

Audit Fees . . . . . . . . . . . . . . . . .      $ 37,000         35,500
Tax Fees . . . . . . . . . . . . . . . . . .        24,000         23,000
                                                  --------       --------
                                                  $ 61,000         58,500
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

             21.     List of Subsidiaries of the Partnership.

             31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

             31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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


     No annual report or proxy material for the fiscal year 2006 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB/245 PARK AVENUE ASSOCIATES, LTD.

                  By:     JMB Park Avenue, Inc.
                          Corporate General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Vice President
                  Date:   March 29, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Park Avenue, Inc.
                          Corporate General Partner


                          PATRICK J. MEARA
                  By:     Patrick J. Meara, President and Director
                          Chief Executive Officer
                  Date:   March 29, 2007


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Vice President
                          Chief Financial Officer
                          and Principal Accounting Officer
                  Date:   March 29, 2007

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

10-B.      Consent and Substitution of Collateral
           dated November 21, 1996                         Yes

10-C.      Redemption Agreement between JMB 245
           Park Avenue Holding Company, LLC, WFP
           Property G.P. Corp. and Brookfield
           Financial Properties, L.P.                      Yes

10-D.      Fourth Amended and Restated Agreement
           of Limited Partnership of Brookfield
           Financial Properties, L.P.                      Yes

21.        List of Subsidiaries of the Partnership.        No

31.1.      Certification of Chief Executive
           Officer Pursuant to Rule 13a-14(a)/
           Rule 15d-14(a) of the Securities
           Exchange Act of 1934, as amended.               No

31.2.      Certification of Chief Financial
           Officer Pursuant to Rule 13a-14(a)/
           Rule 15d-14(a) of the Securities
           Exchange Act of 1934, as amended.               No

32.        Certifications of Chief Executive
           Officer and Chief Financial Officer
           Pursuant to 18 U.S.C. Section 1850,
           as adopted pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002.              No

99.        Article 14 (pages 15-17) of the
           Partnership's Amended and Restated
           Agreement of Limited Partnership                No