Form 10-Q
period 2007-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2007-05-11
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2007       Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2007 AND DECEMBER 31, 2006



                                ASSETS
                                ------
                                         MARCH 31,
                                           2007         DECEMBER 31,
                                        (UNAUDITED)        2006
                                       -------------    ------------
Current assets:
  Cash. . . . . . . . . . . . . . . .   $     17,874          11,157
  Interest receivable . . . . . . . .             48              50
                                        ------------    ------------
          Total assets. . . . . . . .   $     17,922          11,207
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $    111,090          48,879
  Demand note payable to an affiliate,
    including accrued interest of
    $1,020,123 at March 31, 2007
    and $908,639 at December 31,
    2006. . . . . . . . . . . . . . .      5,019,407       4,882,923
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      5,130,497       4,931,802

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

                 MARCH 31, 2007 AND DECEMBER 31, 2006



                                         MARCH 31,
                                           2007         DECEMBER 31,
                                        (UNAUDITED)        2006
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,875,278)    (10,863,759)
                                        ------------    ------------
                                          15,308,969      15,320,488
                                        ------------    ------------
  Limited partners (950 and 952
   interests at March 31, 2007 and
   December 31, 2006, respectively):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (125,958,938)   (125,778,477)
                                        ------------    ------------
                                         (20,421,544)    (20,241,083)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (5,112,575)     (4,920,595)
                                        ------------    ------------
                                        $     17,922          11,207
                                        ============    ============






























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                              (UNAUDITED)



                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               --------------------
                                                  2007       2006
                                               ---------   --------

Income:
  Interest income . . . . . . . . . . . . . .  $     109        382
                                               ---------   --------

Expenses:
  Interest. . . . . . . . . . . . . . . . . .    111,484     89,204
  Professional services . . . . . . . . . . .     59,200     52,000
  General and administrative. . . . . . . . .     21,405     25,223
                                               ---------   --------

                                                 192,089    166,427
                                               ---------   --------

      Net loss. . . . . . . . . . . . . . . .  $(191,980)  (166,045)
                                               =========   ========

      Net loss per limited partnership
        interest. . . . . . . . . . . . . . .  $    (190)      (163)
                                               =========   ========
































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                              (UNAUDITED)



                                                2007        2006
                                             ----------  ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $ (191,980)   (166,045)
  Items not requiring (providing) cash:
  Changes in:
    Interest receivable . . . . . . . . . .           2      43,468
    Accounts payable. . . . . . . . . . . .      62,211      56,277
    Interest payable to affiliate . . . . .     111,484      89,204
                                             ----------  ----------

          Net cash provided by (used in)
            operating activities. . . . . .     (18,283)     22,904
                                             ----------  ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . . .      25,000      20,000
                                             ----------  ----------
          Net cash provided by
            financing activities. . . . . .      25,000      20,000
                                             ----------  ----------

          Net increase in cash. . . . . . .       6,717      42,904

          Cash and cash equivalents,
            beginning of period . . . . . .      11,157          20
                                             ----------  ----------

          Cash and cash equivalents,
            end of period . . . . . . . . .  $   17,874      42,924
                                             ==========  ==========

Supplemental disclosure of cash flow
 information:
   Non-cash financing activities:
     Replacement note (including
       accrued interest of $479,910)
       rolled into demand note. . . . . . .  $    --      3,962,194
                                             ==========  ==========


















     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2007 AND 2006
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2006, which are included in the Partnership's 2006 Annual Report on Form 10-K (File No. 0-13545) filed on March 29, 2007, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2006 Annual Report on Form 10-K.

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $517,000 as of March 31, 2007 and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $50,000 was made by JMB under the Demand Note in April 2007. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $1,511 and $1,624 for the three months ended March 31, 2007 and 2006, respectively, for these services. Cumulative costs totaling $4,244 were unpaid as of March 31, 2007.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2006 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note, effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $517,000 as of March 31, 2007 and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $50,000 was made by JMB under the Demand Note in April 2007. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     BFP, LP has had the right to sell the 245 Park Avenue property without the consent of the Partnership, and currently retains a 51% interest therein as a result of its sale of a 49% interest in the 245 Park Avenue property to an unaffiliated third party in October 2003. The Partnership did not receive any proceeds from this sale. However, as a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $517,000 and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at March 31, 2007.

     The increase in cash at March 31, 2007 as compared to December 31, 2006 is due primarily to advances totaling $25,000 from JMB during the three months ended March 31, 2007. Such increase in cash was substantially offset by disbursements for general and administrative expenses, a portion of which were payable at December 31, 2006.

     The increase in accounts payable at March 31, 2007 as compared to December 31, 2006 is due primarily to unpaid fees for year-end 2006 tax and audit services recorded during the first quarter of 2007.

     The increase in demand note payable to an affiliate at March 31, 2007 as compared to December 31, 2006 is due primarily to fundings totaling $25,000 and interest of approximately $111,000 added to the principal in 2007.

     The increase in interest expense for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is due primarily to additional fundings in 2006 and 2007 and to higher effective interest rates.


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


     ITEM 1A. RISK FACTORS

           There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006.


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

           4.6 Promissory Note, payable on demand, dated December 1, 2004, in the original amount of $172,000, is hereby incorporated herein by reference to the Partnership's Report for December 1, 2004 on Form 8-K (File
                 No. 0-13545), dated December 7, 2004.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 11, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 11, 2007