Form 10-Q
period 2007-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2007-08-13
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2007        Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2007 AND DECEMBER 31, 2006



                                ASSETS
                                ------
                                          JUNE 30,
                                           2007         DECEMBER 31,
                                        (UNAUDITED)        2006
                                       -------------    ------------
Current assets:
  Cash. . . . . . . . . . . . . . . .   $      7,390          11,157
  Interest receivable . . . . . . . .             46              50
                                        ------------    ------------
          Total assets. . . . . . . .   $      7,436          11,207
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     55,312          48,879
  Demand note payable to an affiliate,
    including accrued interest of
    $1,136,925 at June 30, 2007
    and $908,639 at December 31,
    2006. . . . . . . . . . . . . . .      5,211,209       4,882,923
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      5,266,521       4,931,802

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

                  JUNE 30, 2007 AND DECEMBER 31, 2006



                                          JUNE 30,
                                           2007         DECEMBER 31,
                                        (UNAUDITED)        2006
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,884,068)    (10,863,759)
                                        ------------    ------------
                                          15,300,179      15,320,488
                                        ------------    ------------
  Limited partners (950 and 952
   interests at June 30, 2007 and
   December 31, 2006, respectively):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (126,096,658)   (125,778,477)
                                        ------------    ------------
                                         (20,559,264)    (20,241,083)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (5,259,085)     (4,920,595)
                                        ------------    ------------
                                        $      7,436          11,207
                                        ============    ============






























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                              (UNAUDITED)



                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                JUNE 30,              JUNE 30,
                         --------------------   -------------------
                            2007       2006       2007       2006
                         ---------   --------   --------   --------

Income:
  Interest income . . .  $     218        260        327        642
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .    116,802     98,939    228,286    188,143
  Professional
    services. . . . . .      1,500      3,331     60,700     55,331
  General and
    administrative. . .     28,426     26,441     49,831     51,664
                         ---------   --------   --------   --------

                           146,728    128,711    338,817    295,138
                         ---------   --------   --------   --------

      Net loss. . . . .  $(146,510)  (128,451)  (338,490)  (294,496)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interest. . . .  $    (145)      (126)      (335)      (289)
                         =========   ========   ========   ========




























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                              (UNAUDITED)



                                                2007        2006
                                             ----------  ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $ (338,490)   (294,496)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . . .           4      43,587
    Accounts payable. . . . . . . . . . . .       6,433      23,976
    Interest payable to affiliate . . . . .     228,286     188,143
                                             ----------  ----------

          Net cash provided by (used in)
            operating activities. . . . . .    (103,767)    (38,790)
                                             ----------  ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . . .     100,000      45,000
                                             ----------  ----------
          Net cash provided by
            financing activities. . . . . .     100,000      45,000
                                             ----------  ----------

          Net increase (decrease)
            in cash . . . . . . . . . . . .      (3,767)      6,210

          Cash and cash equivalents,
            beginning of period . . . . . .      11,157          20
                                             ----------  ----------

          Cash and cash equivalents,
            end of period . . . . . . . . .  $    7,390       6,230
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

                        JUNE 30, 2007 AND 2006
                              (UNAUDITED)

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $592,000 as of June 30, 2007 ($100,000 of which were funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $25,000 was made by JMB under the Demand Note in August 2007. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $3,692 and $3,523 for the six months ended June 30, 2007 and 2006, respectively, for these services. Cumulative costs totaling $5,259 were unpaid as of June 30, 2007.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2006 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note, effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $592,000 as of June 30, 2007 ($100,000 of which were funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $25,000 was made by JMB under the Demand Note in August 2007. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $592,000 ($100,000 of which were funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at June 30, 2007.

     The decrease in cash at June 30, 2007 as compared to December 31, 2006 is due primarily to disbursements for professional services and general and administrative expenses, a portion of which were payable at December 31, 2006. Such disbursements were funded by advances totaling $100,000 from JMB during the six months ended June 30, 2007.

     The increase in accounts payable at June 30, 2007 as compared to December 31, 2006 is due primarily to accrued and unpaid general and administration expenses at June 30, 2007.

     The increase in demand note payable to an affiliate at June 30, 2007 as compared to December 31, 2006 is due primarily to fundings totaling $100,000 and interest of approximately $228,000 added to the principal in 2007.

     The increase in interest expense for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 is due primarily to additional fundings in 2006 and 2007 and to higher effective interest rates.


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

           4.2 Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

           4.3 Promissory Note, payable on demand, dated December 1, 2004, in the original amount of $172,000, is hereby incorporated herein by reference to the Partnership's Report for December 1, 2004 on Form 8-K (File
                 No. 0-13545), dated December 7, 2004.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 13, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 13, 2007