Form 10-Q
period 2007-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2007-11-13
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2007   Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2007 AND DECEMBER 31, 2006



                                ASSETS
                                ------
                                        SEPTEMBER 30,
                                           2007         DECEMBER 31,
                                        (UNAUDITED)        2006
                                       -------------    ------------
Current assets:
  Cash. . . . . . . . . . . . . . . .   $      --             11,157
  Interest receivable . . . . . . . .             16              50
                                        ------------    ------------
          Total assets. . . . . . . .   $         16          11,207
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     63,134          48,879
  Demand note payable to an affiliate,
    including accrued interest of
    $1,257,940 at September 30, 2007
    and $908,639 at December 31,
    2006. . . . . . . . . . . . . . .      5,367,224       4,882,923
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      5,430,358       4,931,802

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

               SEPTEMBER 30, 2007 AND DECEMBER 31, 2006



                                        SEPTEMBER 30,
                                           2007         DECEMBER 31,
                                        (UNAUDITED)        2006
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,894,344)    (10,863,759)
                                        ------------    ------------
                                          15,289,903      15,320,488
                                        ------------    ------------
  Limited partners (950 and 952
   interests at September 30, 2007 and
   December 31, 2006, respectively):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (126,257,639)   (125,778,477)
                                        ------------    ------------
                                         (20,720,245)    (20,241,083)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (5,430,342)     (4,920,595)
                                        ------------    ------------
                                        $         16          11,207
                                        ============    ============






























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                              (UNAUDITED)



                          THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,
                         --------------------   -------------------
                            2007       2006       2007       2006
                         ---------   --------   --------   --------

Income:
  Interest and
    other income. . . .  $      76      2,357        403      2,999
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .    121,015    106,925    349,301    295,068
  Professional
    services. . . . . .     27,724      8,500     88,424     63,831
  General and
    administrative. . .     22,594     22,074     72,425     73,738
                         ---------   --------   --------   --------

                           171,333    137,499    510,150    432,637
                         ---------   --------   --------   --------

      Net loss. . . . .  $(171,257)  (135,142)  (509,747)  (429,638)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interest. . . .  $    (169)      (133)      (504)      (422)
                         =========   ========   ========   ========



























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                              (UNAUDITED)



                                                2007        2006
                                             ----------  ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $ (509,747)   (429,638)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . . .          34      43,627
    Accounts payable. . . . . . . . . . . .      12,773      22,604
    Interest payable to affiliate . . . . .     349,301     295,068
                                             ----------  ----------

          Net cash provided by (used in)
            operating activities. . . . . .    (147,639)    (68,339)
                                             ----------  ----------

Cash flows from financing activities:
  Temporary bank overdraft. . . . . . . . .       1,482       --
  Fundings of demand note payable . . . . .     135,000      75,000
                                             ----------  ----------
          Net cash provided by
            financing activities. . . . . .     136,482      75,000
                                             ----------  ----------

          Net increase (decrease)
            in cash . . . . . . . . . . . .     (11,157)      6,661

          Cash and cash equivalents,
            beginning of period . . . . . .      11,157          20
                                             ----------  ----------

          Cash and cash equivalents,
            end of period . . . . . . . . .  $    --          6,681
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

                      SEPTEMBER 30, 2007 AND 2006
                              (UNAUDITED)


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

     JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding"), owns an approximate .5% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The ownership is represented by 567.375 Class A Units. BFP, LP is a limited partnership that holds equity investments in commercial office buildings, certain of which are owned subject to ground leases of the underlying land. Business activities consist primarily of rentals to a variety of commercial tenants and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP Property GP Corp. ("BFP GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding. The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $627,000 as of September 30, 2007 ($135,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $30,000 were made by JMB under the Demand Note in October 2007. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $6,487 and $4,501 for the nine months ended September 30, 2007 and 2006, respectively, for these services. Cumulative costs totaling $4,221 were unpaid as of September 30, 2007.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2006 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note, effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $627,000 as of September 30, 2007 ($135,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $30,000 were made by JMB under the Demand
Note in October 2007. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $627,000 as of September 30, 2007 ($135,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at September 30, 2007.

     The decrease in cash at September 30, 2007 as compared to December 31, 2006 is due primarily to disbursements for professional services and general and administrative expenses, a portion of which were payable at December 31, 2006. Such disbursements were funded by advances totaling $135,000 from JMB during the nine months ended September 30, 2007.

     The increase in accounts payable at September 30, 2007 as compared to December 31, 2006 is due primarily to accrued and unpaid fees for professional services and printing costs at September 30, 2007. Included in accounts payable at September 30, 2007 is a temporary bank overdraft of $1,482.

     The increase in demand note payable to an affiliate at September 30, 2007 as compared to December 31, 2006 is due primarily to fundings totaling $135,000 and interest of approximately $349,000 added to the principal in 2007.

     The increase in interest expense for the three and nine months ended September 30, 2007 as compared to the three and nine months ended
September 30, 2006 is due primarily to additional fundings in 2006 and 2007 and to higher effective interest rates.

     The increase in fees for professional services for the three and nine months ended September 30, 2007 as compared to the year-ago periods is due primarily to costs related to compliance with the Sarbanes-Oxley Act of 2002.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 12, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 12, 2007