Form 10-K
period 2007-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2008-03-28
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2007            Commission File Number 0-13545


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

PART II

Item 5.      Market for the Registrant's
             Common Equity, Related Security
             Holder Matters and Issuer Purchases
             of Equity Securities . . . . . . . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   7

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  10

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  11

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  26

Item 9A.     Controls and Procedures. . . . . . . . . . .  26

PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . .  27

Item 11.     Executive Compensation . . . . . . . . . . .  29

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management and
             Related Security Holder Matters. . . . . . .  30

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  31

Item 14.     Principal Accountant Fees and Services . . .  32

PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  33

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  35

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP, and 245 Park Holding's remaining interest in BFP, LP is approximately .5%, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2007. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP Property GP Corp. ("BFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land.

     Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Properties Corporation ("BPC") files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms.

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

     The Partnership's interest in BFP, LP was pledged as collateral for certain notes payable to JMB Realty Corporation ("JMB"), of which one note (the "JMB Note") remained unpaid as of October 8, 2004. The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

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

     Through a series of transactions, JMB assigned and contributed Replacement Note 2 to JMB Park Avenue, Inc., which is an indirect, wholly owned subsidiary of JMB and the Corporate General Partner of the Partnership. Effective October 8, 2004, the Corporate General Partner and the Partnership entered into an Assignment and Contribution Agreement, pursuant to which the Corporate General Partner assigned and contributed Replacement Note 2 to the Partnership as an additional, voluntary contribution of capital. This resulted in the release of the Partnership from liability for repayment of Replacement Note 2 (with aggregate principal and interest of $26,663,247). Replacement Note 1, which was secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was rolled into the Demand Note (described below), effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $702,000 as of December 31, 2007 ($210,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $50,000 were made by JMB under the Demand Note in January 2008. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2007 of $5,558,404, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, provide for the right of the Partnership to consent to the nomination of an independent director to the board of directors of BPC. The Amendment also generally provides that in the event either (i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, or BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790 per Class A Unit), and no greater than 120% ($13,186 per Class A Unit), of the amount distributed to the Partnership per Class A Unit in the Partial Redemption.

     In addition to the foregoing, under the terms of the Amendment, BFP, LP had certain additional obligations to the Partnership relative to any merger or consolidation that BFP, LP might consummate. Such obligations expired on December 31, 2007 without any such merger or consolidation having occurred.

     BFP, LP has the right to sell the 245 Park Avenue property without the consent of the Partnership, and currently retains a 51% interest therein as a result of its sale of a 49% interest in the 245 Park Avenue property to an unaffiliated third party in October 2003. The Partnership did not receive any proceeds from this sale. However, as a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note.
Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests. As noted above, the amount of such proceeds on a sale or other disposition is limited by the terms of the Amendment to between approximately $4.99 million and $7.48 million.

     The outstanding balance of the Demand Note at December 31, 2007 is approximately $5.56 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. Therefore, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2008, there were 854 record holders of the remaining 948 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                DECEMBER 31, 2007, 2006, 2005, 2004 AND 2003
                  (NOT COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)


                                    2007         2006          2005          2004          2003
                               ------------  ------------   -----------   -----------   -----------

Total income. . . . . . . . .  $        474         3,205        43,993           208         1,379
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) . . . . .  $   (691,262)     (573,300)     (216,083)     (680,743)     (718,044)
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) per
  Interest (b). . . . . . . .  $       (685)         (566)         (212)         (663)         (687)
                               ============  ============   ===========   ===========   ===========

Total assets. . . . . . . . .  $      1,552        11,207        43,653        40,399        73,605
                               ============  ============   ===========   ===========   ===========

Demand note payable . . . . .  $  5,558,404     4,882,923       380,396       223,116         --
                               ============  ============   ===========   ===========   ===========

Notes payable -
  long-term (c) . . . . . . .  $      --            --        3,961,754     3,884,073    30,131,375
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

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB and there is no assurance that such advances will continue to be made. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement
Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $702,000 as of December 31, 2007 ($210,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $50,000 were made by JMB under the Demand Note in January 2008. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2007 of $5,558,404, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     BFP, LP has the right to sell the 245 Park Avenue property without the consent of the Partnership, and currently retains a 51% interest therein as a result of its sale of a 49% interest in the 245 Park Avenue property to an unaffiliated third party in October 2003. The Partnership did not receive any proceeds from this sale. However, as a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

     The Partnership holds, through 245 Park Holding, an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that BPC files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The Partnership is required to apply the guidance of SFAS 157 beginning
January 1, 2008. However, in November 2007, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year. Management does not expect the adoption of SFAS 157 will have significant impacts on the consolidated financial statements or disclosure of the Partnership.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Partnership has the option of adopting fair value accounting for financial assets and liabilities in accordance with the guidance of SFAS 159 beginning
January 1, 2008. Management does not expect the adoption of SFAS 159 will have a material effect on the consolidated financial statements.

     In June 2007, the AICPA issued Statement of Position (SOP) 07-1, "Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies", to be effective beginning January 1, 2008. Management has not yet determined the applicability of SOP 07-1 to the Partnership's investments in real estate ventures and what impact, if any, the application of SOP 07-1 would have on the financial statements. In February 2008, the FASB delayed the effective date of SOP 07-1 indefinitely.

     In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.
SFAS 160 is effective for periods beginning on or after December 15, 2008. Management has not yet determined what impact the application SFAS 160 will have on the financial statements.

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $702,000 as of December 31, 2007 ($210,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2007.

     The decrease in cash at December 31, 2007 as compared to December 31, 2006 is due primarily to disbursements for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2006. Such disbursements were funded by cash advances totaling $210,000 from JMB during 2007.

     The increase in accounts payable at December 31, 2007 as compared to December 31, 2006 is due primarily to accrued and unpaid fees for professional services related to compliance with the Sarbanes-Oxley Act of 2002.

     The increase in demand note payable to an affiliate at December 31, 2007 as compared to December 31, 2006 is due primarily to fundings totaling $210,000 and interest of approximately $465,000 added to the principal in 2007.

     The increase in interest expense for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is due primarily to additional fundings in 2007 under the Demand Note. The increase in interest expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is due to the rollover of the Partnership's Replacement Note into the Demand Note effective January 2, 2006 and the corresponding increase in the effective interest rate. An additional increase in interest expense in 2006 is due to additional fundings under the Demand Note.

     The increase in fees for professional services for the year ended December 31, 2007 as compared to the years ended December 31, 2006 and 2005 is due primarily to costs in 2007 related to compliance with the Sarbanes-Oxley Act of 2002.

     The decrease in general and administrative expenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is due primarily to a decrease in costs for printing and outsourcing services.

INFLATION

     Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on it.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2007 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture



                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2007 and 2006

Consolidated Statements of Operations, years ended
  December 31, 2007, 2006 and 2005

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows, years ended
  December 31, 2007, 2006 and 2005

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
March 28, 2008

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2007 AND 2006

                                                   ASSETS
                                                   ------


                                                                             2007             2006
                                                                         -----------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       545           11,157
  Interest and other receivables. . . . . . . . . . . . . . . . . . .          1,007               50
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $     1,552           11,207
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             2007            2006
                                                                        ------------     ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     55,005           48,879
  Demand note payable to an affiliate, including accrued
    interest of $1,374,120 in 2007 and $908,639 in 2006 . . . . . . .      5,558,404        4,882,923
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      5,613,409        4,931,802

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .     26,664,247       26,664,247
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (10,905,235)     (10,863,759)
                                                                        ------------     ------------
                                                                          15,279,012       15,320,488
                                                                        ------------     ------------
  Limited partners (948 and 952 interests at December 31,
    2007 and 2006, respectively):
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (126,428,263)    (125,778,477)
                                                                        ------------     ------------
                                                                         (20,890,869)     (20,241,083)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .     (5,611,857)      (4,920,595)
                                                                        ------------     ------------
                                                                        $      1,552           11,207
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

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005


                                                              2007           2006           2005
                                                          ------------   ------------   ------------

Income:
  Interest and other income . . . . . . . . . . . . . .   $        474          3,205         43,993
                                                          ------------   ------------   ------------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . .        465,481        405,773         99,961
  Professional services . . . . . . . . . . . . . . . .        132,035         63,703         68,960
  General and administrative. . . . . . . . . . . . . .         94,220        107,029         91,155
                                                          ------------   ------------   ------------
                                                               691,736        576,505        260,076
                                                          ------------   ------------   ------------

    Net loss. . . . . . . . . . . . . . . . . . . . . .   $   (691,262)      (573,300)      (216,083)
                                                          ============   ============   ============

    Net loss per limited partnership
      interest. . . . . . . . . . . . . . . . . . . . .   $       (685)          (566)          (212)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005


                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                      CASH                     NET OF                    CASH
             CONTRI-       NET       DISTRIBU-                OFFERING        NET       DISTRIBU-
             BUTIONS       LOSS       TIONS       TOTAL        COSTS          LOSS       TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2004 . .  $26,664,247  (10,816,396) (480,000)  15,367,851  113,057,394  (125,036,457) (7,520,000)  (19,499,063)

Contribu-
 tions. .       --            --        --           --           --            --          --            --
Net
 earnings
 (loss) .       --          (12,965)    --         (12,965)       --         (203,118)      --         (203,118)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2005 . .   26,664,247  (10,829,361) (480,000)  15,354,886  113,057,394  (125,239,575) (7,520,000)  (19,702,181)

Contribu-
 tions. .       --            --        --           --           --            --          --            --
Net
 earnings
 (loss) .       --          (34,398)    --         (34,398)       --         (538,902)      --         (538,902)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------





                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                      CASH                     NET OF                    CASH
             CONTRI-       NET       DISTRIBU-                OFFERING        NET       DISTRIBU-
             BUTIONS       LOSS       TIONS       TOTAL        COSTS          LOSS       TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------

Balance
 (deficits)
 Decem-
 ber 31,
 2006 . .   26,664,247  (10,863,759) (480,000)  15,320,488  113,057,394  (125,778,477) (7,520,000)  (20,241,083)

Contribu-
 tions. .        --           --        --           --           --            --          --            --
Net
 earnings
 (loss) .        --         (41,476)    --         (41,476)       --         (649,786)      --         (649,786)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2007 . .  $26,664,247  (10,905,235) (480,000)  15,279,012  113,057,394  (126,428,263) (7,520,000)  (20,890,869)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                                               2007          2006            2005
                                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . .    $  (691,262)      (573,300)      (216,083)
  Changes in:
     Interest and other receivables . . . . . . . . . .           (957)        43,583        (43,576)
     Accounts payable . . . . . . . . . . . . . . . . .          6,126             81        (15,624)
     Interest payable to an affiliate . . . . . . . . .        465,481        405,773         99,961
                                                           -----------    -----------    -----------
          Net cash used in operating activities . . . .       (220,612)      (123,863)      (175,322)
                                                           -----------    -----------    -----------
Cash flows from financing activities:
  Fundings of demand note payable . . . . . . . . . . .        210,000        135,000        135,000
                                                           -----------    -----------    -----------
          Net cash provided by financing activities . .        210,000        135,000        135,000
                                                           -----------    -----------    -----------
          Net increase (decrease) in cash . . . . . . .        (10,612)        11,137        (40,322)
          Cash, beginning of year . . . . . . . . . . .         11,157             20         40,342
                                                           -----------    -----------    -----------
          Cash, end of year . . . . . . . . . . . . . .    $       545         11,157             20
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Non-cash financing activities:
      Replacement note (including accrued interest
        of $479,910) rolled into demand note. . . . . .    $     --         3,962,194          --
                                                           ===========    ===========    ===========











                          See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2007, 2006 AND 2005


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding"), owns an approximate .5% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The ownership is represented by 567.375 Class A Units. BFP, LP is a limited partnership that holds equity investments in commercial office buildings, certain of which are owned subject to ground leases of the underlying land. Business activities consist primarily of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP Property GP Corp. ("BFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding. The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The Partnership is required to apply the guidance of SFAS 157 beginning
January 1, 2008. However, in November 2007, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year. Management does not expect the adoption of SFAS 157 will have significant impacts on the consolidated financial statements or disclosure of the Partnership.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Partnership has the option of adopting fair value accounting for financial assets and liabilities in accordance with the guidance of SFAS 159 beginning
January 1, 2008. Management does not expect the adoption of SFAS 159 will have a material effect on the consolidated financial statements.

     In June 2007, the AICPA issued Statement of Position (SOP) 07-1, "Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies", to be effective beginning January 1, 2008. Management has not yet determined the applicability of SOP 07-1 to the Partnership's investments in real estate ventures and what impact, if any, the application of SOP 07-1 would have on the financial statements. In February 2008, the FASB delayed the effective date of SOP 07-1 indefinitely.

     In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.
SFAS 160 is effective for periods beginning on or after December 15, 2008. Management has not yet determined what impact the application SFAS 160 will have on the financial statements.

INVESTMENT IN UNCONSOLIDATED VENTURE

     In December 1983, the Partnership acquired an approximate 48.25% interest in 245 Park Avenue Company, a New York general partnership ("245 Park" or the "Joint Venture), which owned and operated a 46-story office building located at 245 Park Avenue, New York, New York. The Partnership was admitted to the Joint Venture through the purchase of one of the existing unaffiliated joint venture partner's interests for approximately $63,927,000. The unaffiliated venture partners (the "O&Y partners") were affiliates of Olympia & York Developments, Ltd. ("O&Y").

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, WFP, GP and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP, and 245 Park Holding's remaining interest in BFP, LP is approximately .5%, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2007. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs.

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land.

     Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Properties Corporation ("BPC") files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms.

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

     The Partnership's interest in BFP, LP was pledged as collateral for certain notes payable to JMB, of which one note (the "JMB Note") remained unpaid as of October 8, 2004. The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $702,000 as of December 31, 2007 ($210,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $50,000 were made by JMB under the Demand Note in January 2008. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2007 of $5,558,404, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, provide for the right of the Partnership to consent to the nomination of an independent director to the board of directors of BPC. The Amendment also generally provides that in the event either (i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, or BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790 per Class A Unit), and no greater than 120% ($13,186 per Class A Unit), of the amount distributed to the Partnership per Class A Unit in the Partial Redemption.

     In addition to the foregoing, under the terms of the Amendment, BFP, LP had certain additional obligations to the Partnership relative to any merger or consolidation that BFP, LP might consummate. Such obligations expired on December 31, 2007 without any such merger or consolidation having occurred.

     BFP, LP has the right to sell the 245 Park Avenue property without the consent of the Partnership and currently retains a 51% interest therein as a result of its sale of a 49% interest in the 245 Park Avenue property to an unaffiliated third party in October 2003. The Partnership did not receive any proceeds from this sale. However, as a result of such transaction, and subject to the terms of the transaction, a substantial amount of gain for Federal and state income tax purposes was allocated to the Holders of Interests without any distribution of cash. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note.
Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests. As noted above, the amount of such proceeds on a sale or other disposition is limited by the terms of the Amendment to between approximately $4.99 million and $7.48 million.

     The outstanding balance of the Demand Note at December 31, 2007 is approximately $5.56 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. Therefore, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

NOTES PAYABLE TO AN AFFILIATE

     Replacement Note 1, which was secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was rolled into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $702,000 as of December 31, 2007 ($210,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $50,000 were made by JMB under the Demand Note in January 2008. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2007 of $5,558,404, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     Accrued and unpaid interest due to an affiliate was $1,374,120 (of which $465,481 was accrued for 2007) and $908,639 at December 31, 2007 and 2006, respectively.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders. All losses from the sale of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held. For Federal income tax purposes, all interest expense recognized on the Demand Note is allocated to a General Partner.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2007, 2006 and 2005 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2007     2006     2005      2007
                              -------   ------   ------  ------------
Reimbursement (at cost)
 for accounting services. .   $  --        189     --         --
Reimbursement (at cost)
 for legal services . . . .     2,322    2,872    4,527        764
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .     5,367    4,174    1,938      1,193
                              -------   ------   ------     ------
                              $ 7,689    7,235    6,465      1,957
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

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2007
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $      109        218         76          71
                         ========== ========== ==========  ==========

Net loss. . . . . . . .  $ (191,980)  (146,510)  (171,257)   (181,515)
                         ========== ========== ==========  ==========

Net loss per Interest .  $     (190)      (145)      (169)       (181)
                         ========== ========== ==========  ==========


                                            2006
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $      382        260      2,357         206
                         ========== ========== ==========  ==========

Net loss. . . . . . . .  $ (166,045)  (128,451)  (135,142)   (143,662)
                         ========== ========== ==========  ==========

Net loss per Interest .  $     (163)      (126)      (133)       (142)
                         ========== ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 2007 and 2006.


ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report. The Partnership's disclosure controls and procedures do not include the disclosure controls and procedures of BFP, LP, which the Partnership has no ability to control.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management including the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation.

     Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 12, 2008. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 12, 2008. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Gary Nickele (age 55) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 45) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 59) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 59), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership.
The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2007. The General Partners are expected to be allocated losses for tax purposes in 2007.



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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2007.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $7,689 and $7,235 in 2007 and 2006, respectively, of which $1,957 was payable at December 31, 2007.

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $702,000 as of December 31, 2007 ($210,000 of which was funded in 2007) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $50,000 were made by JMB under the Demand Note in January 2008. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2007 of $5,558,404, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

     The aggregate fees billed for professional services by KPMG LLP for 2007 and 2006 for these various services were:

Type of Fees                                    2007         2006
------------                                  --------     --------

Audit Fees. . . . . . . . . . . . . . . .     $ 39,000       37,000
Tax Fees. . . . . . . . . . . . . . . . .       25,000       24,000
                                              --------     --------
                                              $ 64,000       61,000
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

            4-D. Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd. is hereby incorporated herein by reference to the Partnership's Report for Septem-ber 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-E. Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-F. Replacement Note #2 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $22,017,716.29 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-G.    Assignment and Contribution Agreement, dated
                    October 8, 2004, by and between JMB Park Avenue, Inc. and JMB/245 Park Avenue Associates, Ltd. is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

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

            10-C. Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P. dated as of December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.2 to the Partnership's Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.

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


     No annual report or proxy material for the fiscal year 2007 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 28, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Chief Executive Officer
                Date:   March 28, 2008


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Chief Financial Officer
                        and Principal Accounting Officer
                Date:   March 28, 2008

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.

                             EXHIBIT INDEX


                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE
                                              -------------
3-A.      Amended and Restated Agreement of
          Limited Partnership of the
          Partnership.                                Yes

3-B.      Amendment to the Amended and Restated
          Limited Partnership Agreement of
          Partnership of JMB/245 Park Avenue
          Associates, Ltd.                            Yes

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

4.C.      Security Agreement, dated May 7, 2001,
          by JMB/245  Park Avenue Associates, Ltd.
          in favor of JMB Realty Corporation          Yes

4.D.      Note Split Agreement, dated October 8,
          2004, by and between JMB Realty
          Corporation and JMB/245 Park Avenue
          Associates, Ltd.                            Yes

4.E.      Replacement Note #1 to Second Amended
          and Restated Promissory Note, dated
          October 8, 2004, in the original principal
          amount of $3,482,283.71                     Yes

4.F.      Replacement Note #2 to Second Amended
          and Restated Promissory Note, dated
          October 8, 2004, in the original
          principal amount of $22,017,716.29          Yes

4.G.      Assignment and Contribution Agreement,
          dated October 8, 2004, by and between
          JMB Park Avenue, Inc. and JMB/245 Park
          Avenue Associates, Ltd.                     Yes

10-A.     Limited Liability Company Agreement of
          JMB 245 Park Avenue Holding Company, LLC
          dated as of November 12, 1996.              Yes

10-B.     Redemption Agreement between JMB 245
          Park Avenue Holding Company, LLC, WFP
          Property G.P. Corp. and Brookfield
          Financial Properties, L.P.                  Yes

10-C.     Fourth Amended and Restated Agreement
          of Limited Partnership of Brookfield
          Financial Properties, L.P.                  Yes

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