Form 10-Q
period 2008-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2008-05-15
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2008       Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2008 AND DECEMBER 31, 2007



                                ASSETS
                                ------
                                          MARCH 31,
                                           2008         DECEMBER 31,
                                        (UNAUDITED)        2007
                                       -------------    ------------
Current assets:
  Cash. . . . . . . . . . . . . . . .   $     15,415             545
  Interest and other receivables. . .          1,011           1,007
                                        ------------    ------------
          Total assets. . . . . . . .   $     16,426           1,552
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $    124,002          55,005
  Demand note payable to an affiliate,
    including accrued interest of
    $1,474,951 at March 31, 2008
    and $1,374,120 at December 31,
    2007. . . . . . . . . . . . . . .      5,709,235       5,558,404
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      5,833,237       5,613,409

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

                 MARCH 31, 2008 AND DECEMBER 31, 2007



                                          MARCH 31,
                                           2008         DECEMBER 31,
                                        (UNAUDITED)        2007
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,917,532)    (10,905,235)
                                        ------------    ------------
                                          15,266,715      15,279,012
                                        ------------    ------------
  Limited partners (947 and 948
   interests at March 31, 2008 and
   December 31, 2007, respectively):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (126,620,920)   (126,428,263)
                                        ------------    ------------
                                         (21,083,526)    (20,890,869)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (5,816,811)     (5,611,857)
                                        ------------    ------------
                                        $     16,426           1,552
                                        ============    ============






























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                              (UNAUDITED)



                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             -----------------------
                                                2008          2007
                                             ---------      --------

Income:
  Interest income . . . . . . . . . . . .    $     171           109
                                             ---------      --------

Expenses:
  Interest. . . . . . . . . . . . . . . .      100,831       111,484
  Professional services . . . . . . . . .       71,361        59,200
  General and administrative. . . . . . .       32,933        21,405
                                             ---------      --------

                                               205,125       192,089
                                             ---------      --------

      Net loss. . . . . . . . . . . . . .    $(204,954)     (191,980)
                                             =========      ========

      Net loss per limited partnership
        interest. . . . . . . . . . . . .    $    (203)         (190)
                                             =========      ========
































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                              (UNAUDITED)



                                               2008          2007
                                            ----------    ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . .   $ (204,954)     (191,980)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . .           (4)            2
    Accounts payable. . . . . . . . . . .       68,997        62,211
    Interest payable to affiliate . . . .      100,831       111,484
                                            ----------    ----------

          Net cash used in
            operating activities. . . . .      (35,130)      (18,283)
                                            ----------    ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .       50,000        25,000
                                            ----------    ----------
          Net cash provided by
            financing activities. . . . .       50,000        25,000
                                            ----------    ----------

          Net increase in cash. . . . . .       14,870         6,717

          Cash and cash equivalents,
            beginning of period . . . . .          545        11,157
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   15,415        17,874
                                            ==========    ==========


























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2008 AND 2007
                              (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2007, which are included in the Partnership's 2007 Annual Report on Form 10-K (File No. 0-13545) filed on March 28, 2008, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2007 Annual Report on Form 10-K.

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

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The Partnership was required to apply the guidance of SFAS 157 beginning January 1, 2008. However, in November 2007, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the consolidated financial statements or disclosure of the Partnership.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have a material effect on the consolidated financial statements, as the Partnership did not elect to measure any financial assets or liabilities at fair value.

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $752,000 as of March 31, 2008 ($50,000 of which was funded in the first quarter of 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $50,000 were made by JMB under the Demand Note in April 2008. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $1,478 and $1,511 for the three months ended March 31, 2008 and 2007, respectively, for these services, of which $1,478 was unpaid as of March 31, 2008.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2008 and 2007 and for the three months ended March 31, 2008 and 2007.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2007 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. Replacement
Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note, effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $752,000 as of March 31, 2008 ($50,000 of which was funded in the first quarter of 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $50,000 were made by JMB under the Demand Note in April 2008. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The Partnership was required to apply the guidance of SFAS 157 beginning January 1, 2008. However, in November 2007, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the consolidated financial statements or disclosure of the Partnership.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have a material effect on the consolidated financial statements, as the Partnership did not elect to measure any financial assets or liabilities at fair value.

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $752,000 as of March 31, 2008 ($50,000 of which was funded in the first quarter of 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at March 31, 2008.

     The increase in cash at March 31, 2008 as compared to December 31, 2007 is due primarily to advances totaling $50,000 from JMB during the three months ended March 31, 2008. A portion of such advances was disbursed for fees for professional services and general and administrative expenses, some of which were payable at December 31, 2007.

     The increase in accounts payable at March 31, 2008 as compared to December 31, 2007 is due primarily to unpaid fees for year ended 2007 tax and audit professional services and printing costs, and for 2008 accounting services at March 31, 2008.

     The increase in demand note payable to an affiliate at March 31, 2008 as compared to December 31, 2007 is due primarily to fundings totaling $50,000 and interest of approximately $101,000 added to the principal in 2008.

     The decrease in interest expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is due primarily to lower effective interest rates in 2008.

     The increase in fees for professional services for the three months ended March 31, 2008 as compared to the year-ago period is due primarily to costs related to compliance with the Sarbanes-Oxley Act of 2002.

     The increase in general and administrative expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is due primarily to higher costs for accounting services.


ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15(e) of the Securities Exchange Act of 1934 promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report. The Partnership's disclosure controls and procedures do not include the disclosure controls and procedures of BFP, LP, which the Partnership has no ability to control.



PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

           The Partnership is not subject to any material pending legal proceedings.

     ITEM 1A. RISK FACTORS

           There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 14, 2008


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 14, 2008