Form 10-Q
period 2008-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2008-08-14
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2008        Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2008 AND DECEMBER 31, 2007



                                ASSETS
                                ------
                                          JUNE 30,
                                           2008         DECEMBER 31,
                                        (UNAUDITED)        2007
                                       -------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     15,941             545
  Interest and other receivables. . .          1,431           1,007
                                        ------------    ------------
          Total assets. . . . . . . .   $     17,372           1,552
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     70,812          55,005
  Demand note payable to an affiliate,
    including accrued interest of
    $1,562,337 at June 30, 2008
    and $1,374,120 at December 31,
    2007. . . . . . . . . . . . . . .      5,896,621       5,558,404
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      5,967,433       5,613,409

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

                  JUNE 30, 2008 AND DECEMBER 31, 2007



                                          JUNE 30,
                                           2008         DECEMBER 31,
                                        (UNAUDITED)        2007
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,925,527)    (10,905,235)
                                        ------------    ------------
                                          15,258,720      15,279,012
                                        ------------    ------------
  Limited partners (947 and 948
   interests at June 30, 2008 and
   December 31, 2007, respectively):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (126,746,175)   (126,428,263)
                                        ------------    ------------
                                         (21,208,781)    (20,890,869)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (5,950,061)     (5,611,857)
                                        ------------    ------------
                                        $     17,372           1,552
                                        ============    ============






























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                              (UNAUDITED)



                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                JUNE 30,              JUNE 30,
                         --------------------   -------------------
                            2008       2007       2008       2007
                         ---------   --------   --------   --------

Income:
  Interest income . . .  $     109        218        280        327
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .     87,386    116,802    188,217    228,286
  Professional
    services. . . . . .     16,342      1,500     87,703     60,700
  General and
    administrative. . .     29,631     28,426     62,564     49,831
                         ---------   --------   --------   --------

                           133,359    146,728    338,484    338,817
                         ---------   --------   --------   --------

      Net loss. . . . .  $(133,250)  (146,510)  (338,204)  (338,490)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interest. . . .  $    (132)      (145)      (336)      (335)
                         =========   ========   ========   ========




























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                              (UNAUDITED)



                                               2008          2007
                                            ----------    ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . .    $(338,204)     (338,490)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . .         (424)            4
    Accounts payable. . . . . . . . . . .       15,807         6,433
    Interest payable to affiliate . . . .      188,217       228,286
                                            ----------    ----------

          Net cash used in
            operating activities. . . . .     (134,604)     (103,767)
                                            ----------    ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .      150,000       100,000
                                            ----------    ----------
          Net cash provided by
            financing activities. . . . .      150,000       100,000
                                            ----------    ----------

          Net increase (decrease)
            in cash . . . . . . . . . . .       15,396        (3,767)

          Cash and cash equivalents,
            beginning of period . . . . .          545        11,157
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   15,941         7,390
                                            ==========    ==========

























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2008 AND 2007
                              (UNAUDITED)


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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $852,000 as of June 30, 2008 ($150,000 of which was funded during the six months ended June 30, 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $25,000 was made by JMB under the Demand Note in July 2008. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $3,131 and $3,692 for the six months ended June 30, 2008 and 2007, respectively, for these services, of which $3,131 was unpaid as of June 30, 2008.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2008 and 2007 and for the three and six months ended June 30, 2008 and 2007.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2007 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. Replacement
Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note, effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $852,000 as of June 30, 2008 ($150,000 of which was funded during the six months ended June 30, 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $25,000 was made by JMB under the Demand Note in July 2008. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $852,000 as of June 30, 2008 ($150,000 of which was funded during the six months ended June 30, 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at March 31, 2008.

     The increase in cash and cash equivalents at June 30, 2008 as compared to December 31, 2007 is due primarily to advances totaling $150,000 from JMB during the six months ended June 30, 2008. A significant portion of such advances was disbursed for fees for professional services and general and administrative expenses, some of which were payable at December 31, 2007.

     The increase in accounts payable at June 30, 2008 as compared to December 31, 2007 is due primarily to unpaid fees for accounting services at June 30, 2008.

     The increase in demand note payable to an affiliate at June 30, 2008 as compared to December 31, 2007 is due to fundings totaling $150,000 and interest of approximately $188,000 added to the principal in 2008.

     The decrease in interest expense for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 is due to lower effective interest rates in 2008.

     The increase in fees for professional services for the three and six months ended June 30, 2008 as compared to the year-ago period is due primarily to costs related to compliance with the Sarbanes-Oxley Act of 2002.

     The increase in general and administrative expenses for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is due primarily to higher costs for accounting services.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 14, 2008


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 14, 2008