Form 10-Q
period 2008-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2008-11-13
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2008   Commission file #0-13545



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .     9


Item 4T.   Controls and Procedures. . . . . . . . . . . . . .    12



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    13


Item 1A.   Risk Factors . . . . . . . . . . . . . . . . . . .    13


Item 5.    Other Information. . . . . . . . . . . . . . . . .    13


Item 6.    Exhibits . . . . . . . . . . . . . . . . . . . . .    13



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    14

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2008 AND DECEMBER 31, 2007



                                ASSETS
                                ------

                                       SEPTEMBER 30,
                                           2008         DECEMBER 31,
                                        (UNAUDITED)        2007
                                       -------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     21,980             545
  Interest and other receivables. . .          1,307           1,007
                                        ------------    ------------
          Total assets. . . . . . . .   $     23,287           1,552
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     50,950          55,005
  Demand note payable to an affiliate,
    including accrued interest of
    $1,651,585 at September 30, 2008
    and $1,374,120 at December 31,
    2007. . . . . . . . . . . . . . .      6,035,869       5,558,404
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      6,086,819       5,613,409

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                CONSOLIDATED BALANCE SHEETS - CONTINUED

               SEPTEMBER 30, 2008 AND DECEMBER 31, 2007



                                       SEPTEMBER 30,
                                           2008         DECEMBER 31,
                                        (UNAUDITED)        2007
                                       -------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,932,335)    (10,905,235)
                                        ------------    ------------
                                          15,251,912      15,279,012
                                        ------------    ------------
  Limited partners (947 and 948
   interests at September 30, 2008 and
   December 31, 2007, respectively):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (126,852,838)   (126,428,263)
                                        ------------    ------------
                                         (21,315,444)    (20,890,869)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (6,063,532)     (5,611,857)
                                        ------------    ------------
                                        $     23,287           1,552
                                        ============    ============






























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                              (UNAUDITED)



                          THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,
                         --------------------   -------------------
                            2008       2007       2008       2007
                         ---------   --------   --------   --------

Income:
  Interest income . . .  $      49         76        329        403
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .     89,248    121,015    277,465    349,301
  Professional
    services. . . . . .      5,500     27,724     93,203     88,424
  General and
    administrative. . .     18,772     22,594     81,336     72,425
                         ---------   --------   --------   --------

                           113,520    171,333    452,004    510,150
                         ---------   --------   --------   --------

      Net loss. . . . .  $(113,471)  (171,257)  (451,675)  (509,747)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interest. . . .  $    (113)      (169)      (449)      (504)
                         =========   ========   ========   ========




























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                              (UNAUDITED)



                                               2008          2007
                                            ----------    ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . .   $ (451,675)     (509,747)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . .         (300)           34
    Accounts payable. . . . . . . . . . .       (4,055)       12,773
    Interest payable to affiliate . . . .      277,465       349,301
                                            ----------    ----------

          Net cash used in
            operating activities. . . . .     (178,565)     (147,639)
                                            ----------    ----------

Cash flows from financing activities:
  Temporary bank overdraft. . . . . . . .        --            1,482
  Fundings of demand note payable . . . .      200,000       135,000
                                            ----------    ----------
          Net cash provided by
            financing activities. . . . .      200,000       136,482
                                            ----------    ----------

          Net increase (decrease)
            in cash . . . . . . . . . . .       21,435       (11,157)

          Cash and cash equivalents,
            beginning of period . . . . .          545        11,157
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   21,980         --
                                            ==========    ==========
























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2008 AND 2007
                              (UNAUDITED)


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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $902,000 as of September 30, 2008 ($200,000 of which was funded during the nine months ended September 30, 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $4,731 and $6,487 for the nine months ended September 30, 2008 and 2007, respectively, for these services, of which $3,153 was unpaid as of September 30, 2008.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2008 and 2007 and for the three and nine months ended September 30, 2008 and 2007.



PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2007 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. Replacement
Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note, effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $902,000 as of September 30, 2008 ($200,000 of which was funded during the nine months ended September 30, 2008) and which, together with the amount owed and rolled over from Replacement
Note 1, are evidenced by the Demand Note. The Demand Note accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $902,000 as of September 30, 2008 ($200,000 of which was funded during the nine months ended September 30, 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at March 31, 2008.

     The increase in cash and cash equivalents at September 30, 2008 as compared to December 31, 2007 is due primarily to advances totaling $200,000 from JMB during the nine months ended September 30, 2008. A significant portion of such advances was disbursed for fees for professional services and general and administrative expenses, some of which were payable at December 31, 2007.

     The increase in demand note payable to an affiliate at September 30, 2008 as compared to December 31, 2007 is due to fundings totaling $200,000 and interest of approximately $277,000 added to the principal in 2008.

     The decrease in interest expense for the three and nine months ended September 30, 2008 as compared to the three and nine months ended
September 30, 2007 is due to lower effective interest rates in 2008.

     The decrease in fees for professional services for the three months ended September 30, 2008 as compared to the year-ago period is due primarily to a decrease in costs related to compliance with the Sarbanes-Oxley Act of 2002.

     The increase in general and administrative expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is due primarily to higher costs for accounting services.

ITEM 4T.  CONTROLS AND PROCEDURES

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

     ITEM 5.  OTHER INFORMATION

     H. Rigel Barber (60) has temporarily assumed the duties of Chief Executive Officer of JMB Park Ave, Inc. Mr. Barber is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 13, 2008


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 13, 2008