Form 10-K
period 2008-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2009-03-27
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2008            Commission File Number 0-13545


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

PART II

Item 5.      Market for the Registrant's
             Common Equity, Related Security
             Holder Matters and Issuer Purchases
             of Equity Securities . . . . . . . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   7

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .   9

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  10

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  25

Item 9A.     Controls and Procedures. . . . . . . . . . .  25

PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . .  26

Item 11.     Executive Compensation . . . . . . . . . . .  28

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management and
             Related Security Holder Matters. . . . . . .  29

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  30

Item 14.     Principal Accountant Fees and Services . . .  31

PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  32

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  34

                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements of JMB/245 Park Avenue Associates, Ltd. contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), is a limited partnership formed in 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the original purpose of acquiring and owning an approximate 48.25% interest in 245 Park Avenue Company, a New York general partnership, ("245 Park" or the "Joint Venture") which owned and operated an office building located at 245 Park Avenue, New York, New York (the "245 Park Avenue Building"). The Partnership was admitted to the Joint Venture through the purchase of one of the existing unaffiliated joint venture partner's interests. The unaffiliated venture partners (the "O&Y partners") were affiliates of Olympia & York Developments, Ltd. ("O&Y").
On May 7, 1984, the Partnership commenced a private offering of $124,300,000 in Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933. The offering closed on June 28, 1984. The holders of Interests (herein after "Holders" or "Holders of Interests") in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investment according to the number of Interests held.

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately .5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2008. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP, GP, which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

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

     BFP, LP has the right to sell the BFP 245 Interest and any of its other assets without the consent of the Partnership. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

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

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2008, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $927,000 as of December 31, 2008 ($225,000 of which was funded in 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $35,000 were made by JMB under the Demand Note in 2009. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2008 of $6,137,987, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     The outstanding balance of the Demand Note at December 31, 2008 is approximately $6.14 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. Therefore, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the BFP 245 Interest or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or
(iii) a significant reduction in the indebtedness of the 245 Park Avenue Property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distribu-tions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2009, there were 847 record holders of the remaining 943 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                DECEMBER 31, 2008, 2007, 2006, 2005 AND 2004
                  (NOT COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)


                                    2008          2007         2006          2005          2004
                               ------------  ------------   -----------   -----------   -----------

Total income. . . . . . . . .  $     34,209           474         3,205        43,993           208
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) . . . . .  $   (540,368)     (691,262)     (573,300)     (216,083)     (680,743)
                               ============  ============   ===========   ===========   ===========

Net earnings (loss) per
  Interest (b). . . . . . . .  $       (539)         (685)         (566)         (212)         (663)
                               ============  ============   ===========   ===========   ===========

Total assets. . . . . . . . .  $     13,419         1,552        11,207        43,653        40,399
                               ============  ============   ===========   ===========   ===========

Demand note payable . . . . .  $  6,137,987     5,558,404     4,882,923       380,396       223,116
                               ============  ============   ===========   ===========   ===========

Notes payable -
  long-term (c) . . . . . . .  $      --            --            --        3,961,754     3,884,073
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

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB and there is no assurance that such advances will continue to be made. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement
Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $927,000 as of December 31, 2008 ($225,000 of which was funded in 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $35,000 were made by JMB under the Demand Note in 2009. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2008 of $6,137,987, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     BFP, LP has the right to sell the BFP 245 Interest and any of its other assets without the consent of the Partnership. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

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

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the BFP 245 Interest or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue Property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The Partnership was required to apply the guidance of SFAS 157 beginning January 1, 2008. However, in November 2007, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the consolidated financial statements or disclosure of the Partnership. The Partnership will adopt the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $927,000 as of December 31, 2008 ($225,000 of which was funded in 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2008.

     The increase in cash and cash equivalents at December 31, 2008 as compared to December 31, 2007 is due primarily to advances totaling $225,000 from JMB during 2008. A significant portion of such advances was disbursed for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2007.

     The decrease in accounts payable at December 31, 2008 as compared to December 31, 2007, and the increase in interest and other income for the year ended December 31, 2008 as compared to the years ended December 31, 2007 and 2006 is due to the write-off in 2008 of certain amounts recorded in prior years which the Partnership has ascertained no longer represent an obligation to the Partnership.

     The increase in demand note payable to an affiliate at December 31, 2008 as compared to December 31, 2007 is due primarily to fundings totaling $225,000 and interest of approximately $355,000 added to the principal in 2008.

     The decrease in interest expense for the year ended December 31, 2008 as compared to the years ended December 31, 2007 and 2006 is due primarily to a significant decrease in the effective interest rate in 2008. The increase in interest expense for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is due additional fundings under the Demand Note.

     The increase in fees for professional services for the years ended December 31, 2008 and 2007 as compared to the year ended December 31, 2006 is due primarily to costs in 2008 and 2007 related to compliance with the Sarbanes-Oxley Act of 2002.

     The increase in general and administrative expenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is due primarily to higher costs for accounting services. The decrease in general and administrative expenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is due primarily to a decrease in costs for printing and accounting services.


INFLATION

     Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on the Partnership.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2008 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture



                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2008 and 2007

Consolidated Statements of Operations, years ended
  December 31, 2008, 2007 and 2006

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows, years ended
  December 31, 2008, 2007 and 2006

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
March 27, 2009

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2008 AND 2007

                                                   ASSETS
                                                   ------


                                                                             2008             2007
                                                                         -----------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $    12,112              545
  Interest and other receivables. . . . . . . . . . . . . . . . . . .          1,307            1,007
                                                                         -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .    $    13,419            1,552
                                                                         ===========      ===========





                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             2008            2007
                                                                        ------------     ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     27,657           55,005
  Demand note payable to an affiliate, including accrued
    interest of $1,728,703 in 2008 and $1,374,120 in 2007 . . . . . .      6,137,987        5,558,404
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      6,165,644        5,613,409

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .     26,664,247       26,664,247
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (480,000)        (480,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (10,937,657)     (10,905,235)
                                                                        ------------     ------------
                                                                          15,246,590       15,279,012
                                                                        ------------     ------------
  Limited partners (943 and 948 interests at December 31,
    2008 and 2007, respectively):
      Capital contributions, net of offering costs. . . . . . . . . .    113,057,394      113,057,394
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (7,520,000)      (7,520,000)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (126,936,209)    (126,428,263)
                                                                        ------------     ------------
                                                                         (21,398,815)     (20,890,869)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .     (6,152,225)      (5,611,857)
                                                                        ------------     ------------
                                                                        $     13,419            1,552
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

                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006


                                                              2008           2007           2006
                                                          ------------   ------------   ------------

Income:
  Interest and other income . . . . . . . . . . . . . .   $     34,209            474          3,205
                                                          ------------   ------------   ------------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . .        354,583        465,481        405,773
  Professional services . . . . . . . . . . . . . . . .        107,219        132,035         63,703
  General and administrative. . . . . . . . . . . . . .        112,775         94,220        107,029
                                                          ------------   ------------   ------------
                                                               574,577        691,736        576,505
                                                          ------------   ------------   ------------

    Net loss. . . . . . . . . . . . . . . . . . . . . .   $   (540,368)      (691,262)      (573,300)
                                                          ============   ============   ============

    Net loss per limited partnership
      interest. . . . . . . . . . . . . . . . . . . . .   $       (539)          (685)          (566)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006


                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                      CASH                     NET OF                    CASH
             CONTRI-       NET       DISTRIBU-                OFFERING        NET       DISTRIBU-
             BUTIONS       LOSS       TIONS       TOTAL        COSTS          LOSS       TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2005 . .  $26,664,247  (10,829,361) (480,000)  15,354,886  113,057,394  (125,239,575) (7,520,000)  (19,702,181)

Contribu-
 tions. .       --            --        --           --           --            --          --            --
Net
 earnings
 (loss) .       --          (34,398)    --         (34,398)       --         (538,902)      --         (538,902)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2006 . .   26,664,247  (10,863,759) (480,000)  15,320,488  113,057,394  (125,778,477) (7,520,000)  (20,241,083)

Contribu-
 tions. .        --           --        --           --           --            --          --            --
Net
 earnings
 (loss) .        --         (41,476)    --         (41,476)       --         (649,786)      --         (649,786)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2007 . .   26,664,247  (10,905,235) (480,000)  15,279,012  113,057,394  (126,428,263) (7,520,000)  (20,890,869)






                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                      CASH                     NET OF                    CASH
             CONTRI-       NET       DISTRIBU-                OFFERING        NET       DISTRIBU-
             BUTIONS       LOSS       TIONS       TOTAL        COSTS          LOSS       TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------


Contribu-
 tions. .        --           --        --           --           --            --          --            --
Net
 earnings
 (loss) .        --         (32,422)    --         (32,422)       --         (507,946)      --         (507,946)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2008 . .  $26,664,247  (10,937,657) (480,000)  15,246,590  113,057,394  (126,936,209) (7,520,000)  (21,398,815)
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

                                      JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
                                                               2008          2007            2006
                                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . .    $  (540,368)      (691,262)      (573,300)
  Changes in:
     Interest and other receivables . . . . . . . . . .           (300)          (957)        43,583
     Accounts payable . . . . . . . . . . . . . . . . .        (27,348)         6,126             81
     Interest payable to an affiliate . . . . . . . . .        354,583        465,481        405,773
                                                           -----------    -----------    -----------
          Net cash used in operating activities . . . .       (213,433)      (220,612)      (123,863)
                                                           -----------    -----------    -----------
Cash flows from financing activities:
  Fundings of demand note payable . . . . . . . . . . .        225,000        210,000        135,000
                                                           -----------    -----------    -----------
          Net cash provided by financing activities . .        225,000        210,000        135,000
                                                           -----------    -----------    -----------
          Net increase (decrease) in cash . . . . . . .         11,567        (10,612)        11,137
          Cash, beginning of year . . . . . . . . . . .            545         11,157             20
                                                           -----------    -----------    -----------
          Cash, end of year . . . . . . . . . . . . . .    $    12,112            545         11,157
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Non-cash financing activities:
      Replacement note (including accrued interest
        of $479,910) rolled into demand note. . . . . .    $     --             --         3,962,194
                                                           ===========    ===========    ===========











                          See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2008, 2007 AND 2006


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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The Partnership was required to apply the guidance of SFAS 157 beginning January 1, 2008. However, in November 2007, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the consolidated financial statements or disclosure of the Partnership. The Partnership will adopt the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 in January 1, 2008 did not have a material effect on the consolidated financial statements, as the Partnership did not elect to measure any financial assets or liabilities at fair value.

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately .5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2008. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs.

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

     BFP, LP has the right to sell the BFP Interest and any of its other assets without the consent of the Partnership. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

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

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2008, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $927,000 as of December 31, 2008 ($225,000 of which was funded in 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $35,000 were made by JMB under the Demand Note in 2009. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2008 of $6,137,987, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     The outstanding balance of the Demand Note at December 31, 2008 is approximately $6.14 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. Therefore, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the BFP 245 Interest or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or
(iii) a significant reduction in the indebtedness of the 245 Park Avenue Property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $927,000 as of December 31, 2008 ($225,000 of which was funded in 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $35,000 were made by JMB under the Demand Note in 2009. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2008 of $6,137,987, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     Accrued and unpaid interest due to an affiliate was $1,728,703 (of which $354,583 was accrued for 2008) and $1,374,120 at December 31, 2008 and 2007, respectively.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders. All losses from the sale of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the BFP 245 Interest or other interests in real property owned by BFP, LP will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held. For Federal income tax purposes, all interest expense recognized on the Demand Note is allocated to a General Partner.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2008, 2007 and 2006 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2008     2007     2006      2008
                              -------   ------   ------  ------------
Reimbursement (at cost)
 for accounting services. .   $   553     --        189       --
Reimbursement (at cost)
 for legal services . . . .     2,315    2,322    2,872        941
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .     6,829    5,367    4,174      4,060
                              -------   ------   ------     ------
                              $ 9,697    7,689    7,235      5,001
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

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)


                                            2008
                       ----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $      171        109         49      33,880
                         ========== ========== ==========  ==========

Net loss. . . . . . . .  $ (204,954)  (133,250)  (113,471)    (88,693)
                         ========== ========== ==========  ==========

Net loss per Interest .  $     (204)      (132)      (113)        (90)
                         ========== ========== ==========  ==========


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

     There were no changes in, or disagreements with, accountants during 2008 and 2007.


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

     Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation. All of the outstanding shares of stock of JMB Investment Holdings - I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB") in the business of real estate investment. Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its current and former officers and directors, members of their families and their affiliates.
The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's indirect interest in BFP, LP, unless required by the terms of the BFP, LP venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and current or former officers of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that affiliates of the General Partners are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest with respect to matters relating to the remaining JMB Demand Note, including, among other things, the enforcement of repayment of that note and the remedies available to JMB in the event of a default under that note, as well as with respect to matters concerning whether to continue to advance funds to the Partnership to permit it to pay its expenses. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan and demand note.

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

     Patrick J. Meara has reassumed the duties of Chief Executive Officer of JMB Park Avenue, Inc., which duties were temporarily assumed by H. Rigel Barber.

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 11, 2009. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 11, 2009. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Gary Nickele (age 56) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 46) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 60) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 60), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership.
The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2008. The General Partners are expected to be allocated losses for tax purposes in 2008.



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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2008.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $9,697 and $7,689 in 2008 and 2007, respectively, of which $5,001 was payable at December 31, 2008.

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

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $927,000 as of December 31, 2008 ($225,000 of which was funded in 2008) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $35,000 were made by JMB under the Demand Note in 2009. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2008 of $6,137,987, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

     The aggregate fees billed for professional services by KPMG LLP for 2008 and 2007 for these various services were:

Type of Fees                                    2008         2007
------------                                  --------     --------

Audit Fees. . . . . . . . . . . . . . . .     $ 42,000       39,000
Tax Fees. . . . . . . . . . . . . . . . .       27,500       25,000
                                              --------     --------
                                              $ 69,500       64,000
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

            4-G. Replacement Note #2 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $22,017,716.29 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

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


     No annual report or proxy material for the fiscal year 2008 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 27, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Chief Executive Officer
                Date:   March 27, 2009


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Chief Financial Officer
                        and Principal Accounting Officer
                Date:   March 27, 2009

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

4.C.      Security Agreement, dated May 7, 2001,
          by JMB/245  Park Avenue Associates, Ltd.
          in favor of JMB Realty Corporation          Yes

4.D.      Note Split Agreement, dated October 8,
          2004, by and between JMB Realty
          Corporation and JMB/245 Park Avenue
          Associates, Ltd.                            Yes

4.E.      Replacement Note #1 to Second Amended
          and Restated Promissory Note, dated
          October 8, 2004, in the original principal
          amount of $3,482,283.71                     Yes

4.F.      Promissory Note, dated December 1, 2004,
          by and between JMB/245 Park Avenue
          Asociates and JMB Realty Corporation        Yes

4.G.      Replacement Note #2 to Second Amended
          and Restated Promissory Note, dated
          October 8, 2004, in the original
          principal amount of $22,017,716.29          Yes

4.H.      Assignment and Contribution Agreement,
          dated October 8, 2004, by and between
          JMB Park Avenue, Inc. and JMB/245 Park
          Avenue Associates, Ltd.                     Yes

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