Form 10-Q
period 2009-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2009-05-14
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2009       Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2009 AND DECEMBER 31, 2008


                                ASSETS
                                ------

                                          MARCH 31,
                                            2009        DECEMBER 31,
                                         (UNAUDITED)       2008
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $      5,565          12,112
  Interest and other receivables. . .          1,307           1,307
                                        ------------    ------------
          Total assets. . . . . . . .   $      6,872          13,419
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     89,824          27,657
  Demand note payable to an affiliate,
    including accrued interest of
    $1,793,058 at March 31, 2009
    and $1,728,703 at December 31,
    2008. . . . . . . . . . . . . . .      6,237,342       6,137,987
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      6,327,166       6,165,644

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,947,741)    (10,937,657)
                                        ------------    ------------
                                          15,236,506      15,246,590
                                        ------------    ------------
  Limited partners (943 interests at
   March 31, 2009 and December 31,
   2008):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (127,094,194)   (126,936,209)
                                        ------------    ------------
                                         (21,556,800)    (21,398,815)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (6,320,294)     (6,152,225)
                                        ------------    ------------
                                        $      6,872          13,419
                                        ============    ============



     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                              (UNAUDITED)



                                                2009          2008
                                             ---------      --------

Income:
  Interest income . . . . . . . . . . . .    $   --              171
                                             ---------      --------

Expenses:
  Interest. . . . . . . . . . . . . . . .       64,355       100,831
  Professional services . . . . . . . . .       70,491        71,361
  General and administrative. . . . . . .       33,223        32,933
                                             ---------      --------

                                               168,069       205,125
                                             ---------      --------

      Net loss. . . . . . . . . . . . . .    $(168,069)     (204,954)
                                             =========      ========

      Net loss per limited
        partnership interest. . . . . . .    $    (168)         (203)
                                             =========      ========



































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                              (UNAUDITED)



                                               2009          2008
                                            ----------    ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . .   $ (168,069)     (204,954)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . .        --               (4)
    Accounts payable. . . . . . . . . . .       62,167        68,997
    Interest payable to affiliate . . . .       64,355       100,831
                                            ----------    ----------

          Net cash used in
            operating activities. . . . .      (41,547)      (35,130)
                                            ----------    ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .       35,000        50,000
                                            ----------    ----------
          Net cash provided by
            financing activities. . . . .       35,000        50,000
                                            ----------    ----------

          Net increase (decrease)
            in cash . . . . . . . . . . .       (6,547)       14,870

          Cash and cash equivalents,
            beginning of period . . . . .       12,112           545
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $    5,565        15,415
                                            ==========    ==========

























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2009 AND 2008
                              (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2008, which are included in the Partnership's 2008 Annual Report on Form 10-K (File No. 0-13545) filed on March 27, 2009, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2008 Annual Report on Form 10-K.

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

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional cash advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will be made. JMB's advances, as well as consolidated balances from prior notes, are evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand Note is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R. The Partnership was required to apply the guidance of SFAS 157 beginning January 1, 2008. However, in November 2007, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the consolidated financial statements or disclosure of the Partnership. The adoption of the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material effect on the consolidated financial statements.


TRANSACTIONS WITH AFFILIATES

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $962,000 as of March 31, 2009 ($35,000 of which was funded during the three months ended March 31, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $75,000 were made by JMB under the Demand Note in April 2009. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2009 of $6,237,342, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $1,500 and $1,478 for the three months ended March 31, 2009 and 2008, respectively, for these services, of which $1,500 was unpaid as of March 31, 2009.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2009 and 2008 and for the three months ended March 31, 2009 and 2008.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2008 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $962,000 as of March 31, 2009 ($35,000 of which was funded during the three months ended March 31, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $75,000 were made by JMB under the Demand Note in April 2009. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2009 of $6,237,342, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

     BFP, LP has the right to sell the 245 Park Avenue property and any of its other assets without the consent of the Partnership. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $962,000 as of March 31, 2009 ($35,000 of which was funded during the three months ended March 31, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at March 31, 2009.

     The decrease in cash and cash equivalents at March 31, 2009 as compared to December 31, 2008 is due primarily to disbursements for fees for professional services and general and administrative expenses, some of which were payable at December 31, 2008. These disbursements were funded by advances totaling $35,000 from JMB during the three months ended
March 31, 2009.

     The increase in accounts payable at March 31, 2009 as compared to December 31, 2008 is due primarily to unpaid professional fees for year ended 2008 tax and audit services.

     The increase in demand note payable to an affiliate at March 31, 2009 as compared to December 31, 2008 is due to fundings totaling $35,000 and interest of approximately $64,000 added to the principal in 2009.

     The decrease in interest expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is due to lower effective interest rates in 2009.

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


     ITEM 1A. RISK FACTORS

     There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008.


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

           4.2 Promissory Note, payable on demand, dated December 1, 2004, in the original amount of $172,000, is hereby incorporated herein by reference to the Partnership's Report for December 1, 2004 on Form 8-K (File
                 No. 0-13545), dated December 7, 2004.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 14, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 14, 2009