Form 10-Q
period 2009-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2009-08-13
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2009        Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2009 AND DECEMBER 31, 2008


                                ASSETS
                                ------

                                           JUNE 30,
                                            2009        DECEMBER 31,
                                         (UNAUDITED)       2008
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     16,489          12,112
  Interest and other receivables. . .          --              1,307
                                        ------------    ------------
          Total assets. . . . . . . .   $     16,489          13,419
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     28,750          27,657
  Demand note payable to an affiliate,
    including accrued interest of
    $1,860,258 at June 30, 2009
    and $1,728,703 at December 31,
    2008. . . . . . . . . . . . . . .      6,429,542       6,137,987
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      6,458,292       6,165,644

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,955,032)    (10,937,657)
                                        ------------    ------------
                                          15,229,215      15,246,590
                                        ------------    ------------
  Limited partners (943 interests at
   June 30, 2009 and December 31,
   2008):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (127,208,412)   (126,936,209)
                                        ------------    ------------
                                         (21,671,018)    (21,398,815)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (6,441,803)     (6,152,225)
                                        ------------    ------------
                                        $     16,489          13,419
                                        ============    ============



     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                              (UNAUDITED)



                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                JUNE 30,              JUNE 30,
                         --------------------   -------------------
                            2009       2008       2009       2008
                         ---------   --------   --------   --------

Income:
  Interest income . . .  $   --           109      --           280
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .     67,200     87,386    131,555    188,217
  Professional
    services. . . . . .     22,403     16,342     92,894     87,703
  General and
    administrative. . .     31,906     29,631     65,129     62,564
                         ---------   --------   --------   --------
                           121,509    133,359    289,578    338,484
                         ---------   --------   --------   --------

      Net loss. . . . .  $(121,509)  (133,250)  (289,578)  (338,204)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interest. . . .  $    (121)      (132)      (289)      (336)
                         =========   ========   ========   ========





























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                              (UNAUDITED)



                                               2009          2008
                                            ----------    ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . .   $ (289,578)     (338,204)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . .        1,307          (424)
    Accounts payable. . . . . . . . . . .        1,093        15,807
    Interest payable to affiliate . . . .      131,555       188,217
                                            ----------    ----------

          Net cash used in
            operating activities. . . . .     (155,623)     (134,604)
                                            ----------    ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .      160,000       150,000
                                            ----------    ----------
          Net cash provided by
            financing activities. . . . .      160,000       150,000
                                            ----------    ----------

          Net increase in cash. . . . . .        4,377        15,396

          Cash and cash equivalents,
            beginning of period . . . . .       12,112           545
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   16,489        15,941
                                            ==========    ==========


























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2009 AND 2008
                              (UNAUDITED)


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

     In May 2009, the FASB issued SFAS 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Partnership adopted the provisions of SFAS 165 for the reporting period ended June 30, 2009, without a material effect on the financial statements. The Partnership has evaluated subsequent events through the date the financial statements were issued as part of the quarterly report filed on Form 10-Q for the period ended June 30, 2009.

TRANSACTIONS WITH AFFILIATES

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,087,000 as of June 30, 2009 ($160,000 of which was funded during the six months ended June 30, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. An additional advance of $10,000 was made by JMB in July. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2009 of $6,429,542, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $11,827 and $3,131 for the six months ended June 30, 2009 and 2008, respectively, for these services, of which $5,000 was unpaid as of June 30, 2009.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2009 and 2008 and for the three and six months ended June 30, 2009 and 2008.



PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2008 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,087,000 as of June 30, 2009 ($160,000 of which was funded during the six months ended June 30, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. An additional advance of $10,000 was made by JMB in July.
The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2009 of $6,429,542, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,087,000 as of June 30, 2009 ($160,000 of which was funded during the six months ended June 30, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at June 30, 2009.

     The increase in demand note payable to an affiliate at June 30, 2009 as compared to December 31, 2008 is due to fundings totaling $160,000 and interest of approximately $132,000 added to the principal in 2009.

     The decreases in interest expense for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 are due to lower effective interest rates in 2009.

     The increases in fees for professional services for the three and six months ended June 30, 2009 as compared to the same periods in 2008 are due to higher fees incurred for tax and accounting services.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 13, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 13, 2009