Form 10-Q
period 2009-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2009-11-09
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2009   Commission file #0-13545



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

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2009 AND DECEMBER 31, 2008


                                ASSETS
                                ------

                                        SEPTEMBER 30,
                                            2009        DECEMBER 31,
                                         (UNAUDITED)       2008
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $     12,524          12,112
  Interest and other receivables. . .          --              1,307
                                        ------------    ------------
          Total assets. . . . . . . .   $     12,524          13,419
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     14,038          27,657
  Demand note payable to an affiliate,
    including accrued interest of
    $1,929,269 at September 30, 2009
    and $1,728,703 at December 31,
    2008. . . . . . . . . . . . . . .      6,533,553       6,137,987
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      6,547,591       6,165,644

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,960,628)    (10,937,657)
                                        ------------    ------------
                                          15,223,619      15,246,590
                                        ------------    ------------
  Limited partners (943 interests at
   September 30, 2009 and December 31,
   2008):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (127,296,080)   (126,936,209)
                                        ------------    ------------
                                         (21,758,686)    (21,398,815)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (6,535,067)     (6,152,225)
                                        ------------    ------------
                                        $     12,524          13,419
                                        ============    ============



     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                              (UNAUDITED)



                          THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,
                         --------------------   -------------------
                            2009       2008       2009       2008
                         ---------   --------   --------   --------

Income:
  Interest income . . .  $   --            49      --           329
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .     69,011     89,248    200,566    277,465
  Professional
    services. . . . . .     15,289      5,500    108,183     93,203
  General and
    administrative. . .      8,964     18,772     74,093     81,336
                         ---------   --------   --------   --------
                            93,264    113,520    382,842    452,004
                         ---------   --------   --------   --------

      Net loss. . . . .  $ (93,264)  (113,471)  (382,842)  (451,675)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interest. . . .  $     (93)      (113)      (382)      (449)
                         =========   ========   ========   ========





























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                              (UNAUDITED)



                                               2009          2008
                                            ----------    ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . .   $ (382,842)     (451,675)
  Items not requiring (providing) cash:
  Changes in:
    Interest and other receivables. . . .        1,307          (300)
    Accounts payable. . . . . . . . . . .      (13,619)       (4,055)
    Interest payable to affiliate . . . .      200,566       277,465
                                            ----------    ----------

          Net cash used in
            operating activities. . . . .     (194,588)     (178,565)
                                            ----------    ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . .      195,000       200,000
                                            ----------    ----------
          Net cash provided by
            financing activities. . . . .      195,000       200,000
                                            ----------    ----------

          Net increase in cash. . . . . .          412        21,435

          Cash and cash equivalents,
            beginning of period . . . . .       12,112           545
                                            ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . . .   $   12,524        21,980
                                            ==========    ==========


























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2009 AND 2008
                              (UNAUDITED)


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

     Because the Partnership has no future funding obligations to BFP, LP, has not received distributions from BFP, LP and has no indication from BFP, LP that it intends to make distributions in the future, has no influence or control over the day-to-day affairs of BFP, LP, and its investment in BFP, LP has been reduced to less than 1%, the Partnership discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP.

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

     The Partnership has evaluated subsequent events through the date the financial statements were issued as part of the quarterly report filed on Form 10-Q for the period ended September 30, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2009, the FASB issued guidance related to variable interest entities, to eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. The guidance also replaces the quantitative approach to determining the primary beneficiary of a variable interest entity previously required with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise's variable interest on interests give it a controlling financial interest in a variable interest entity. The guidance is effective for periods beginning after November 15, 2009; earlier application is prohibited. The Partnership is currently evaluating the application of this Statement.


TRANSACTIONS WITH AFFILIATES

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,122,000 as of September 30, 2009 ($195,000 of which was funded during the nine months ended September 30, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2009 of $6,533,553, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $16,605 and $4,731 for the nine months ended September 30, 2009 and 2008, respectively, for these services, of which $9,778 was unpaid as of September 30, 2009.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2009 and 2008 and for the three and nine months ended September 30, 2009 and 2008.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2008 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,122,000 as of September 30, 2009 ($195,000 of which was funded during the nine months ended September 30, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2009 of $6,533,553, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time.

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

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note (previously discussed). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption), the Partnership's share of the proceeds of such sale or disposition would first be available to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     It is unlikely that the Holders of Interests ever will receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, given the current balance of the Demand Note, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,122,000 as of September 30, 2009 ($195,000 of which was funded during the nine months ended September 30, 2009) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at September 30, 2009.

     The decrease in accounts payable at September 30, 2009 as compared to December 31, 2008 is due primarily to a decrease in unpaid costs related to compliance with the Sarbanes-Oxley Act of 2002.

     The increase in demand note payable to an affiliate at September 30, 2009 as compared to December 31, 2008 is due to fundings totaling $195,000 and interest of approximately $201,000 added to the principal in 2009.

     The decreases in interest expense for the three and nine months ended September 30, 2009 as compared to the three and nine months ended
September 30, 2008 are due to lower effective interest rates in 2009.

     The increases in fees for professional services for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 are due to higher fees for year-end tax and audit services and for costs related to compliance with the Sarbanes-Oxley Act of 2002.

     The decreases in general and administrative expenses for the three and nine months ended September 30, 2009 as compared to the year-ago periods is due primarily to decreases in costs for accounting services.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 9, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 9, 2009