Form 10-K
period 2009-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2010-03-26
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2009            Commission File Number 0-13545


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

    Large accelerated filer [   ]          Accelerated filer [    ]
                     Non-accelerated filer [  X  ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).     Yes [    ]     No [  X  ]

Indicate by check mark if the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [    ]  No  [  X  ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [  X  ]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or such shorter period that the registrant
was required to submit and post such files).  Yes [    ]     No [    ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Documents Incorporated by Reference:  None.

                           TABLE OF CONTENTS

                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 1A.     Risk Factors . . . . . . . . . . . . . . . .   4

Item 1B.     Unresolved Staff Comments. . . . . . . . . .   4

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   4

Item 4.      [ Reserved ] . . . . . . . . . . . . . . . .   4


PART II

Item 5.      Market for the Registrant's
             Common Equity, Related Security
             Holder Matters and Issuer Purchases
             of Equity Securities . . . . . . . . . . . .   4

Item 6.      Selected Financial Data. . . . . . . . . . .   5

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   6

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .   8

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .   9

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  21

Item 9A.     Controls and Procedures. . . . . . . . . . .  21


PART III

Item 10.     Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . .  22

Item 11.     Executive Compensation . . . . . . . . . . .  24

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management and
             Related Security Holder Matters. . . . . . .  25

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  26

Item 14.     Principal Accountant Fees and Services . . .  27


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  28


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  30

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately .5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2009. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP, GP, which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

     In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, provide for the right of the Partnership to consent to the nomination of an independent director to the board of directors of Brookfield Properties Corporation ("BPC"). The Amendment also generally provides that in the event either (i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, or BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790 per Class A Unit), and no greater than 120% ($13,186 per Class A Unit), of the amount distributed to the Partnership per Class A Unit in the Partial Redemption.

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

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2009, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

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

     The Partnership's interest in BFP, LP was pledged as collateral for certain notes payable to JMB Realty Corporation ("JMB"), of which one long-term note ("Replacement Note 1") and one demand note (the "Demand Note") remained unpaid as of January 1, 2005. The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     Replacement Note 1, which was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006.
Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,157,000 as of December 31, 2009 ($230,000 of which was funded in 2009) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $10,000 was made by JMB under the Demand Note in 2010. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2009 of $6,638,670, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     The outstanding balance of the Demand Note at December 31, 2009 is approximately $6.64 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the minimum proceeds payable to the Partnership under the Amendment and is only, at December 31, 2009, approximately $840,000 less than the maximum amount so payable, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the BFP 245 Interest or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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


ITEM 4.  [ Reserved ]



                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2010, there were 842 record holders of the remaining
937.34 Interests outstanding in the Partnership. To date, holders of 62.66 interests have abandoned such interests. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                DECEMBER 31, 2009, 2008, 2007, 2006 AND 2005
                  (NOT COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)


                                    2009          2008          2007          2006          2005
                                -----------   -----------   -----------    ----------    ----------

Total income. . . . . . . . .   $     --           34,209           474         3,205        43,993
                                ===========   ===========    ==========    ==========    ==========

Net loss. . . . . . . . . . .   $  (501,190)     (540,368)     (691,262)     (573,300)     (216,083)
                                ===========   ===========    ==========    ==========    ==========

Net loss per Interest (b) . .   $      (503)         (539)         (685)         (566)         (212)
                                ===========   ===========    ==========    ==========    ==========

Total assets. . . . . . . . .   $    12,281        13,419         1,552        11,207        43,653
                                ===========   ===========    ==========    ==========    ==========

Demand note payable . . . . .   $ 6,638,670     6,137,987     5,558,404     4,882,923       380,396
                                ===========   ===========    ==========    ==========    ==========

Notes payable -
  long-term (c) . . . . . . .   $     --            --            --            --        3,961,754
                                ===========   ===========    ==========    ==========    ==========

----------

 (a)  The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes to the consolidated financial statements appearing elsewhere in this report.

 (b)  The net loss per Interest are based upon the number of Interests outstanding at the end of each period.

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

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB and there is no assurance that such advances will continue to be made. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement
Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,157,000 as of December 31, 2009 ($230,000 of which was funded in 2009) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $10,000 was made by JMB under the Demand Note in 2010. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2009 of $6,638,670, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2009, the FASB issued guidance related to variable interest entities, to eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. The guidance also replaces the quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. The guidance is effective for periods beginning after November 15, 2009; earlier application is prohibited. The Partnership is currently evaluating the application of this guidance and does not expect the adoption to have a material impact on the financial position and results of operations.

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,157,000 as of December 31, 2009 ($230,000 of which was funded in 2009) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2009.

     Advances totaling $230,000 were made by JMB in 2009. A significant portion of such advances was disbursed for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2008.

     The increase in demand note payable to an affiliate at December 31, 2009 as compared to December 31, 2008 is due primarily to fundings totaling $230,000 and interest of approximately $271,000 added to the principal in 2009.

     The decreases in interest expense for the year ended December 31, 2009 as compared to the year ended December 31, 2008 and the year ended December 31, 2008 as compared to the year ended December 31, 2007 is due primarily to significant decreases in the effective interest rate in 2009 and 2008.

     The increase in fees for professional services for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is due primarily to higher fees for tax and audit services and for costs related to compliance with the Sarbanes-Oxley Act of 2002. The decrease in fees for professional services for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is due primarily to higher costs incurred in 2007 for services related to compliance with the Sarbanes-Oxley Act of 2002.

     The decrease in general and administrative expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008 and the increase in general and administrative expenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is due primarily to higher costs for accounting services in 2008.


INFLATION

     Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on the Partnership.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2009 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture



                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2009 and 2008

Consolidated Statements of Operations, years ended
  December 31, 2009, 2008 and 2007

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows, years ended
  December 31, 2009, 2008 and 2007

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
March 26, 2010

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 2009 AND 2008


                                ASSETS
                                ------

                                             2009          2008
                                         ------------  ------------
Current assets:
  Cash and cash equivalents . . . . . .  $     12,281        12,112
  Interest and other receivables. . . .         --            1,307
                                         ------------  ------------

          Total assets. . . . . . . . .  $     12,281        13,419
                                         ============  ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . .  $     27,026        27,657
  Demand note payable to an affiliate,
    including accrued interest
    of $1,999,386 in 2009 and
    $1,728,703 in 2008. . . . . . . . .     6,638,670     6,137,987
                                         ------------  ------------
Commitments and contingencies

          Total liabilities . . . . . .     6,665,696     6,165,644

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . .    26,664,247    26,664,247
      Cumulative cash distributions . .      (480,000)     (480,000)
      Cumulative net losses . . . . . .   (10,967,728)  (10,937,657)
                                         ------------  ------------
                                           15,216,519    15,246,590
                                         ------------  ------------
  Limited partners (937 and 943
    interests at December 31,
    2009 and 2008, respectively):
      Capital contributions,
        net of offering costs . . . . .   113,057,394   113,057,394
      Cumulative cash distributions . .    (7,520,000)   (7,520,000)
      Cumulative net losses . . . . . .  (127,407,328) (126,936,209)
                                         ------------  ------------
                                          (21,869,934)  (21,398,815)
                                         ------------  ------------
          Total partners' capital
            accounts (deficits) . . . .    (6,653,415)   (6,152,225)
                                         ------------  ------------
                                         $     12,281        13,419
                                         ============  ============







     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

                 CONSOLIDATED STATEMENTS OF OPERATIONS

             YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007



                                2009          2008          2007
                             ----------    ----------    ----------
Income:
  Interest and
    other income. . . . .    $    --           34,209           474
                             ----------    ----------    ----------

Expenses:
  Interest. . . . . . . .       270,683       354,583       465,481
  Professional services .       131,853       107,219       132,035
  General and
    administrative. . . .        98,654       112,775        94,220
                             ----------    ----------    ----------
                                501,190       574,577       691,736
                             ----------    ----------    ----------

    Net loss. . . . . . .    $ (501,190)     (540,368)     (691,262)
                             ==========    ==========    ==========

    Net loss per limited
      partnership
      interest. . . . . .    $     (503)         (539)         (685)
                             ==========    ==========    ==========



































     See accompanying notes to consolidated financial statements.

<table>                               JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                      CASH                     NET OF                    CASH
             CONTRI-       NET       DISTRIBU-                OFFERING        NET       DISTRIBU-
             BUTIONS       LOSS       TIONS       TOTAL        COSTS          LOSS       TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2006 . . .$26,664,247  (10,863,759) (480,000)  15,320,488  113,057,394  (125,778,477) (7,520,000)  (20,241,083)

Net loss. .      --         (41,476)    --         (41,476)       --         (649,786)      --         (649,786)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2007 . . . 26,664,247  (10,905,235) (480,000)  15,279,012  113,057,394  (126,428,263) (7,520,000)  (20,890,869)

Net loss. .      --         (32,422)    --         (32,422)       --         (507,946)      --         (507,946)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2008 . . . 26,664,247  (10,937,657) (480,000)  15,246,590  113,057,394  (126,936,209) (7,520,000)  (21,398,815)

Net loss. .     --          (30,071)    --         (30,071)       --         (471,119)      --         (471,119)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2009 . . .$26,664,247  (10,967,728) (480,000)  15,216,519  113,057,394  (127,407,328) (7,520,000)  (21,869,934)
           ===========  ===========  ========  ===========  ===========  ============  ==========   ===========

                          See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007



                                     2009        2008        2007
                                  ----------  ----------  ----------
Cash flows from
 operating activities:
  Net loss. . . . . . . . . . . . $ (501,190)   (540,368)   (691,262)

  Changes in:
    Interest and other
      receivables . . . . . . . .      1,307        (300)       (957)
    Accounts payable. . . . . . .       (631)    (27,348)      6,126
    Interest payable to
      an affiliate. . . . . . . .    270,683     354,583     465,481
                                  ----------  ----------  ----------
        Net cash used in
          operating activities. .   (229,831)   (213,433)   (220,612)
                                  ----------  ----------  ----------
Cash flows from
 financing activities:
  Fundings of demand
    note payable. . . . . . . . .    230,000     225,000     210,000
                                  ----------  ----------  ----------
        Net cash provided by
          financing activities. .    230,000     225,000     210,000
                                  ----------  ----------  ----------
        Net increase (decrease)
          in cash . . . . . . . .        169      11,567     (10,612)
        Cash, beginning
          of year . . . . . . . .     12,112         545      11,157
                                  ----------  ----------  ----------
        Cash, end of year . . . . $   12,281      12,112         545
                                  ==========  ==========  ==========


Supplemental disclosure of
 cash flow information. . . . . . $    --          --          --
                                  ==========  ==========  ==========






















     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2009, 2008 AND 2007


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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with U.S. generally accepted accounting principles ("GAAP") and to consolidate the accounts of 245 Park Holding as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership.

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. Deficit capital accounts will remain through the duration of the Partnership. Upon termination of the Partnership, a net gain will be attributed to the General Partners and Limited Partners for financial reporting and Federal and state income tax purposes.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2009, the FASB issued guidance related to variable interest entities, to eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. The guidance also replaces the quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. The guidance is effective for periods beginning after November 15, 2009; earlier application is prohibited. The Partnership is currently evaluating the application of this guidance and does not expect the adoption to have a material impact on the financial position and results of operations.

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately .5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2009. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement, has full authority to manage its affairs.

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

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2009, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

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

     The Partnership's interest in BFP, LP was pledged as collateral for certain notes payable to JMB, of which one long-term note ("Replacement
Note 1") and one demand note (the "Demand Note") remained unpaid as of January 1, 2005. Reference is made to Notes Payable to an Affiliate below.

The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     The outstanding balance of the Demand Note at December 31, 2009 is approximately $6.64 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the minimum proceeds payable to the Partnership under the Amendment and is only, at December 31, 2009, approximately $840,000 less than the maximum amount so payable, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the BFP 245 Interest or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

NOTES PAYABLE TO AN AFFILIATE

     Replacement Note 1, which was secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,157,000 as of December 31, 2009 ($230,000 of which was funded in 2009) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $10,000 was made by JMB under the Demand Note in 2010. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2009 of $6,638,670, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     Accrued and unpaid interest due to an affiliate was $1,999,386 (of which $270,683 was accrued for 2009) and $1,728,703 at December 31, 2009 and 2008, respectively.

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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership generally will be made 94% to the Holders of Interest and 6% to the General Partners. Distributions of "Sale Proceeds" or "Financing Proceeds" (as defined) will be made first to the Holders in an amount equal to their contributed capital, next to the General Partners in an amount equal to their capital contributions, and the balance 70% to the Holders and 30% to the General Partners. Distributions would be made to the General Partners and Holders of Interests generally only after the satisfaction of all Partnership liabilities, including, but not limited to, the Demand Note.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2009, 2008 and 2007 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2009     2008     2007      2009
                              -------   ------   ------  ------------
Reimbursement (at cost)
 for accounting services. .   $  --        553     --         --
Reimbursement (at cost)
 for financial reporting
 services . . . . . . . . .    15,663     --       --        6,000
Reimbursement (at cost)
 for legal services . . . .     2,419    2,315    2,322      1,000
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .     9,968    6,829    5,367      2,000
                              -------   ------   ------     ------
                              $28,050    9,697    7,689      9,000
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


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)


                                            2009
                         --------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $    --         --         --          --
                         ========== ========== ==========  ==========

Net loss. . . . . . . .  $ (168,069)  (121,509)   (93,264)   (118,348)
                         ========== ========== ==========  ==========

Net loss per Interest .  $     (168)      (121)       (93)       (121)
                         ========== ========== ==========  ==========

                                            2008
                         --------------------------------------------
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
                         ========== ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 2009 and 2008.


ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management including the principal executive officer and the principal financial officer management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation.

     Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 10, 2010. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 10, 2010. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Gary Nickele (age 57) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 47) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 61) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 61), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership.
The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2009. The General Partners are expected to be allocated losses for tax purposes in 2009.



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



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the Partnership Agreement, the Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. Such transactions may involve conflicts of interest for the General Partners or their affiliates, including, among others, those discussed in Item 10 above. Various relationships of the Partnership to the Corporate General Partner (and its director and executive officers) and its affiliates are also set forth above in Item 10.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2009.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $28,050 and $9,697 in 2009 and 2008, respectively, of which $9,000 was payable at December 31, 2009.

     At January 1, 2005, the Partnership was indebted to JMB Realty Corporation ("JMB") under Replacement Note 1 and the Demand Note for an aggregate amount of $4,107,189 (consisting of $3,704,284 of principal and $402,905 of accrued and unpaid interest).

     Replacement Note 1, which was secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,157,000 as of December 31, 2009 ($230,000 of which was funded in 2009) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. An additional cash advance of $10,000 was made by JMB under the Demand Note in 2010. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2009 of $6,638,670, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

     The aggregate fees billed for professional services by KPMG LLP for 2009 and 2008 for these various services were:

Type of Fees                                    2009         2008
------------                                  --------     --------

Audit Fees. . . . . . . . . . . . . . . .     $ 44,250       42,000
Tax Fees. . . . . . . . . . . . . . . . .       41,916       27,500
                                              --------     --------
                                              $ 86,166       69,500
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

            4-B. Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd. is hereby incorporated herein by reference to the Partnership's Report for Septem-ber 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

            4-C. Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71 is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

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


     No annual report or proxy material for the fiscal year 2009 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 26, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Chief Executive Officer
                Date:   March 26, 2010


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Chief Financial Officer
                        and Principal Accounting Officer
                Date:   March 26, 2010

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.

                             EXHIBIT INDEX

                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE
                                              -------------
3-A.      Amended and Restated Agreement of
          Limited Partnership of the
          Partnership.                                Yes

3-B.      Amendment to the Amended and Restated
          Limited Partnership Agreement of
          Partnership of JMB/245 Park Avenue
          Associates, Ltd.                            Yes

4-A.      Security Agreement, dated May 7, 2001,
          by JMB/245  Park Avenue Associates, Ltd.
          in favor of JMB Realty Corporation          Yes

4-B.      Note Split Agreement, dated October 8,
          2004, by and between JMB Realty
          Corporation and JMB/245 Park Avenue
          Associates, Ltd.                            Yes

4-C.      Replacement Note #1 to Second Amended
          and Restated Promissory Note, dated
          October 8, 2004, in the original principal
          amount of $3,482,283.71                     Yes

4-D.      Promissory Note, dated December 1, 2004,
          by and between JMB/245 Park Avenue
          Associates and JMB Realty Corporation       Yes

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