Form 10-Q
period 2010-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2010-08-11
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2010        Commission file #0-13545



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

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2010 AND DECEMBER 31, 2009


                                ASSETS
                                ------

                                           JUNE 30,
                                            2010        DECEMBER 31,
                                         (UNAUDITED)       2009
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $        324          12,281
                                        ------------    ------------
          Total assets. . . . . . . .   $        324          12,281
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     24,285          27,026
  Demand note payable to an affiliate,
    including accrued interest of
    $2,140,924 at June 30, 2010
    and $1,999,386 at December 31,
    2009. . . . . . . . . . . . . . .      6,905,208       6,638,670
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      6,929,493       6,665,696

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,984,273)    (10,967,728)
                                        ------------    ------------
                                          15,199,974      15,216,519
                                        ------------    ------------
  Limited partners (937 interests at
   June 30, 2010 and December 31,
   2009):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (127,666,537)   (127,407,328)
                                        ------------    ------------
                                         (22,129,143)    (21,869,934)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (6,929,169)     (6,653,415)
                                        ------------    ------------
                                        $        324          12,281
                                        ============    ============




     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                              (UNAUDITED)



                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                JUNE 30,              JUNE 30,
                         --------------------   -------------------
                            2010       2009       2010       2009
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .  $  71,881     67,200    141,538    131,555
  Professional
    services. . . . . .     16,260     22,403     87,770     92,894
  General and
    administrative. . .     25,073     31,906     46,446     65,129
                         ---------   --------   --------   --------

                           113,214    121,509    275,754    289,578
                         ---------   --------   --------   --------

      Net loss. . . . .  $(113,214)  (121,509)  (275,754)  (289,578)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interests . . .  $    (114)      (121)      (277)      (289)
                         =========   ========   ========   ========
































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                              (UNAUDITED)



                                              2010          2009
                                           ----------    ----------

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . .    $ (275,754)     (289,578)
  Changes in:
    Interest and other receivables. . .         --            1,307
    Accounts payable. . . . . . . . . .        (2,741)        1,093
    Interest payable to affiliates. . .       141,538       131,555
                                           ----------    ----------

          Net cash used in
            operating activities. . . .      (136,957)     (155,623)
                                           ----------    ----------

Cash flows from financing activities:
  Fundings of demand note payable . . .       125,000       160,000
                                           ----------    ----------
          Net cash provided by
            financing activities. . . .       125,000       160,000
                                           ----------    ----------

          Net increase (decrease)
            in cash . . . . . . . . . .       (11,957)        4,377

          Cash and cash equivalents,
            beginning of period . . . .        12,281        12,112
                                           ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . .    $      324        16,489
                                           ==========    ==========

























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2010 AND 2009
                              (UNAUDITED)


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

     The accompanying consolidated financial statements have been prepared on the basis of the Partnership continuing as a going concern. The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional cash advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will be made. JMB's advances, as well as consolidated balances from prior notes, are evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand
Note is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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


TRANSACTIONS WITH AFFILIATES

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,282,000 as of June 30, 2010 ($125,000 of which was funded during the six months ended June 30, 2010) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note in July 2010. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2010 of $6,905,208, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $20,574 and $11,827 for the six months ended June 30, 2010 and 2009, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $10,000 for these services at June 30, 2010.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2009 Annual Report on Form 10-K.

     The accompanying financial statements have been prepared on the basis of the Partnership continuing as a going concern. The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,282,000 as of June 30, 2010 ($125,000 of which was funded during the six months ended June 30, 2010) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note in July 2010. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2010 of $6,905,208, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

     The outstanding balance of the Demand Note at June 30, 2010 is approximately $6.91 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the minimum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP and is only, at June 30, 2010, approximately $576,000 less than the maximum amount so payable, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,282,000 as of June 30, 2010 ($125,000 of which was funded during the six months ended June 30, 2010) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at June 30, 2010.

     The decrease in accounts payable at June 30, 2010 as compared to December 31, 2009 is due primarily to the payment of professional fees for year ended 2009 tax and audit services.

     The increase in demand note payable to an affiliate at June 30, 2010 as compared to December 31, 2009 is due to fundings totaling $125,000 and interest of approximately $142,000 added to the principal in 2010.

     The increase in interest expense for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 is due to additional fundings under the Demand Note.

     The decrease in general and administrative expenses for the three and six months ended June 30, 2010 as compared to the year-ago period is due primarily to a decrease in costs for accounting services.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 11, 2010


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 11, 2010