Form 10-Q
period 2010-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2010-11-10
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2010   Commission file #0-13545



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

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2010 AND DECEMBER 31, 2009


                                ASSETS
                                ------

                                        SEPTEMBER 30,
                                            2010        DECEMBER 31,
                                         (UNAUDITED)       2009
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $      4,875          12,281
                                        ------------    ------------
          Total assets. . . . . . . .   $      4,875          12,281
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .    $    23,712          27,026
  Demand note payable to an affiliate,
    including accrued interest of
    $2,215,337 at September 30, 2010
    and $1,999,386 at December 31,
    2009. . . . . . . . . . . . . . .      7,034,621       6,638,670
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      7,058,333       6,665,696

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (10,991,731)    (10,967,728)
                                        ------------    ------------
                                          15,192,516      15,216,519
                                        ------------    ------------
  Limited partners (937 interests
   at September 30, 2010 and
   December 31, 2009):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (127,783,368)   (127,407,328)
                                        ------------    ------------
                                         (22,245,974)    (21,869,934)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (7,053,458)     (6,653,415)
                                        ------------    ------------
                                        $      4,875          12,281
                                        ============    ============




     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                              (UNAUDITED)



                          THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,
                         --------------------   -------------------
                            2010       2009       2010       2009
                         ---------   --------   --------   --------

Expenses:
  Interest. . . . . . .  $  74,414     69,011    215,951    200,566
  Professional
    services. . . . . .     27,034     15,289    114,804    108,183
  General and
    administrative. . .     22,841      8,964     69,288     74,093
                         ---------   --------   --------   --------

                           124,289     93,264    400,043    382,842
                         ---------   --------   --------   --------

      Net loss. . . . .  $(124,289)   (93,264)  (400,043)  (382,842)
                         =========   ========   ========   ========

      Net loss per
        limited
        partnership
        interests . . .  $    (124)       (93)      (401)      (382)
                         =========   ========   ========   ========
































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                              (UNAUDITED)



                                              2010          2009
                                           ----------    ----------

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . .    $ (400,043)     (382,842)
  Changes in:
    Interest and other receivables. . .         --            1,307
    Accounts payable. . . . . . . . . .        (3,314)      (13,619)
    Interest payable to affiliates. . .       215,951       200,566
                                           ----------    ----------

          Net cash used in
            operating activities. . . .      (187,406)     (194,588)
                                           ----------    ----------

Cash flows from financing activities:
  Fundings of demand note payable . . .       180,000       195,000
                                           ----------    ----------
          Net cash provided by
            financing activities. . . .       180,000       195,000
                                           ----------    ----------

          Net increase (decrease)
            in cash . . . . . . . . . .        (7,406)          412

          Cash and cash equivalents,
            beginning of period . . . .        12,281        12,112
                                           ----------    ----------

          Cash and cash equivalents,
            end of period . . . . . . .    $    4,875        12,524
                                           ==========    ==========

























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2010 AND 2009
                              (UNAUDITED)


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


TRANSACTIONS WITH AFFILIATES

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,337,000 as of September 30, 2010 ($180,000 of which was funded during the nine months ended September 30, 2010) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $25,000 were made by JMB under the Demand Note in October 2010. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2010 of $7,034,621, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $29,267 and $16,605 for the nine months ended September 30, 2010 and 2009, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $10,000 for these services at September 30, 2010.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2009 Annual Report on Form 10-K.

     The accompanying financial statements have been prepared on the basis of the Partnership continuing as a going concern. The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,337,000 as of September 30, 2010 ($180,000 of which was funded during the nine months ended September 30, 2010) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $25,000 were made by JMB under the Demand Note in October 2010. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2010 of $7,034,621, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note (previously discussed). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption), the Partnership's share of the proceeds of such sale or disposition would first be available to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     The outstanding balance of the Demand Note at September 30, 2010 is approximately $7,035,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the minimum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP and is only, at September 30, 2010, approximately $447,000 less than the maximum amount so payable, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,337,000 as of September 30, 2010 ($180,000 of which was funded during the nine months ended September 30, 2010) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at September 30, 2010.

     The decrease in accounts payable at September 30, 2010 as compared to December 31, 2009 is due primarily to the payment of professional fees for year ended 2009 tax and audit services.

     The increase in demand note payable to an affiliate at September 30, 2010 as compared to December 31, 2009 is due to fundings totaling $180,000 and interest of approximately $216,000 added to the principal in 2010.

     The increase in interest expense for the three and nine months ended September 30, 2010 as compared to the three and nine months ended
September 30, 2009 is due to additional fundings under the Demand Note.

     The decrease in general and administrative expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is due primarily to a decrease in costs for accounting services. The increase in general and administrative expenses for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is due to an increase in legal and consulting fees.

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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 10, 2010


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 10, 2010