Form 10-K
period 2010-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2011-03-15
CIK 747159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2010            Commission File Number 0-13545


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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately .5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2010. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP, GP, which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

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

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note described below. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests. As noted above, the amount of such proceeds on a sale or other disposition is limited by the terms of the Amendment to between approximately $4.99 million and $7.48 million.

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2010, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

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

     The Partnership's interest in BFP, LP was pledged as collateral for certain notes payable to JMB Realty Corporation ("JMB"), of which one long-term note ("Replacement Note 1") and one demand note (the "Demand Note") remained unpaid as of January 1, 2006. The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     Replacement Note 1, which was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006.
Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.

     The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,387,000 as of December 31, 2010 ($230,000 of which was funded in 2010) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. No additional cash advances have been made by JMB under the Demand Note in 2011. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2010 of $7,160,255, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     The outstanding balance of the Demand Note at December 31, 2010 is approximately $7,160,000 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the minimum proceeds payable to the Partnership under the Amendment and is only, at December 31, 2010, approximately $320,000 less than the maximum amount so payable, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the BFP 245 Interest or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Items 11 and 13 below and in the Notes to the consolidated financial statements, to which reference is hereby made for a description of such transactions.

ITEM 1A. RISK FACTORS

     The Partnership is subject to significant risks, including factors related to its minority position in BFP, LP, its dependency on JMB for continued advances to fund operations, and its past history of operating losses. The Partnership is obligated under a Demand Note which significantly exceeds its assets and there is substantial doubt about its ability to continue as a going concern. Reference is made to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 1B. UNRESOLVED STAFF COMMENTS

     None


ITEM 2.  PROPERTIES

     The Partnership owns an indirect, non controlling interest in properties referred to under Item 1 above to which reference is hereby made. The Partnership's interest in BFP, LP is pledged as collateral for the Demand Note payable to JMB.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  [ Reserved ]



                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2011, there were 838 record holders of the remaining
929.84 Interests outstanding in the Partnership. To date, holders of 70.16 interests have abandoned such interests. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                    JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          and Consolidated Venture

                                DECEMBER 31, 2010, 2009, 2008, 2007 AND 2006
                  (NOT COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)


                                    2010          2009          2008          2007          2006
                                -----------   -----------   -----------    ----------    ----------

Total income. . . . . . . . .   $     --            --           34,209           474         3,205
                                ===========   ===========    ==========    ==========    ==========

Net loss. . . . . . . . . . .   $  (493,499)     (501,190)     (540,368)     (691,262)     (573,300)
                                ===========   ===========    ==========    ==========    ==========

Net loss per Interest (b) . .   $      (495)         (503)         (539)         (685)         (566)
                                ===========   ===========    ==========    ==========    ==========

Total assets. . . . . . . . .   $    24,551        12,281        13,419         1,552        11,207
                                ===========   ===========    ==========    ==========    ==========

Demand note payable . . . . .   $ 7,160,255     6,638,670     6,137,987     5,558,404     4,882,923
                                ===========   ===========    ==========    ==========    ==========

Notes payable -
  long-term (c) . . . . . . .   $     --            --            --            --            --
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

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,387,000 as of December 31, 2010 ($230,000 of which was funded in 2010) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. No additional cash advances have been made by JMB under the Demand
Note in 2011. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2010 of $7,160,255, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

RESULTS OF OPERATIONS

     The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,387,000 as of December 31, 2010 ($230,000 of which was funded in 2010) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2010.

     Advances totaling $230,000 were made by JMB in 2010. A significant portion of such advances was disbursed for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2010.

     The increase in demand note payable to an affiliate at December 31, 2010 as compared to December 31, 2009 is due primarily to fundings totaling $230,000 and interest of approximately $292,000 added to the principal in 2010.

     The increase in interest expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is due to fundings totaling $230,000 added to the principal in 2010. The decrease in interest expense for the year ended December 31, 2009 as compared to the year ended
December 31, 2008 is due primarily to significant decreases in the effective interest rate in 2009 and 2008.

     The decrease in fees for professional services for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is due primarily to lower fees for tax services. The increase in fees for professional services for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is due primarily to higher fees for tax and audit services and for initial costs related to compliance with the Sarbanes-Oxley Act of 2002.

     The decrease in general and administrative expenses for the year ended December 31, 2010 as compared to the years ended December 31, 2009 and 2008 is due primarily to reduced costs for accounting services.


INFLATION

     Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on the Partnership.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2010 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture



                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations, years ended
  December 31, 2010, 2009 and 2008

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows, years ended
  December 31, 2010, 2009 and 2008

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2010, in conformity with U.S. generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Partnership is dependent upon additional advances from JMB under the demand loan. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financials. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                         /s/ KPMG LLP

Chicago, Illinois
March 14, 2011

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 2010 AND 2009


                                ASSETS
                                ------

                                             2010          2009
                                         ------------  ------------
Current assets:
  Cash and cash equivalents . . . . . .  $     24,551        12,281
                                         ------------  ------------

          Total assets. . . . . . . . .  $     24,551        12,281
                                         ============  ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . .  $     11,210        27,026
  Demand note payable to an affiliate,
    including accrued interest
    of $2,290,971 in 2010 and
    $1,999,386 in 2009. . . . . . . . .     7,160,255     6,638,670
                                         ------------  ------------
Commitments and contingencies

          Total liabilities . . . . . .     7,171,465     6,665,696

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . .    26,664,247    26,664,247
      Cumulative cash distributions . .      (480,000)     (480,000)
      Cumulative net losses . . . . . .   (10,997,338)  (10,967,728)
                                         ------------  ------------
                                           15,186,909    15,216,519
                                         ------------  ------------
  Limited partners (930 and 937
    interests at December 31,
    2010 and 2009, respectively):
      Capital contributions,
        net of offering costs . . . . .   113,057,394   113,057,394
      Cumulative cash distributions . .    (7,520,000)   (7,520,000)
      Cumulative net losses . . . . . .  (127,871,217) (127,407,328)
                                         ------------  ------------
                                          (22,333,823)  (21,869,934)
                                         ------------  ------------
          Total partners' capital
            accounts (deficits) . . . .    (7,146,914)   (6,653,415)
                                         ------------  ------------
                                         $     24,551        12,281
                                         ============  ============









     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

                 CONSOLIDATED STATEMENTS OF OPERATIONS

             YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008



                                2010          2009          2008
                             ----------    ----------    ----------
Income:
  Interest and
    other income. . . . .    $    --            --           34,209
                             ----------    ----------    ----------

Expenses:
  Interest. . . . . . . .       291,585       270,683       354,583
  Professional services .       117,988       131,853       107,219
  General and
    administrative. . . .        83,926        98,654       112,775
                             ----------    ----------    ----------
                                493,499       501,190       574,577
                             ----------    ----------    ----------

    Net loss. . . . . . .    $ (493,499)     (501,190)     (540,368)
                             ==========    ==========    ==========

    Net loss per limited
      partnership
      interest. . . . . .    $     (495)         (503)         (539)
                             ==========    ==========    ==========



































     See accompanying notes to consolidated financial statements.

<table>                               JMB/245 PARK AVENUE ASSOCIATES, LTD.
                                             (A LIMITED PARTNERSHIP)
                                            and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

                           GENERAL PARTNERS                                 LIMITED PARTNERS
        --------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                      CASH                     NET OF                    CASH
             CONTRI-       NET       DISTRIBU-                OFFERING        NET       DISTRIBU-
             BUTIONS       LOSS       TIONS       TOTAL        COSTS          LOSS       TIONS         TOTAL
           -----------  -----------  --------  -----------  -----------  ------------  -----------  -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2007 . . .$26,664,247  (10,905,235) (480,000)  15,279,012  113,057,394  (126,428,263) (7,520,000)  (20,890,869)

Net loss. .      --         (32,422)    --         (32,422)       --         (507,946)      --         (507,946)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2008 . . . 26,664,247  (10,937,657) (480,000)  15,246,590  113,057,394  (126,936,209) (7,520,000)  (21,398,815)

Net loss. .     --          (30,071)    --         (30,071)       --         (471,119)      --         (471,119)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2009 . . . 26,664,247  (10,967,728) (480,000)  15,216,519  113,057,394  (127,407,328) (7,520,000)  (21,869,934)

Net loss. .     --          (29,610)    --         (29,610)       --         (463,889)      --         (463,889)
           -----------  -----------  --------  -----------  -----------  ------------  ----------   -----------
Balance
 (deficits)
 Decem-
 ber 31,
 2010 . . .$26,664,247  (10,997,338) (480,000)  15,186,909  113,057,394  (127,871,217) (7,520,000)  (22,333,823)
           ===========  ===========  ========  ===========  ===========  ============  ==========   ===========

                          See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008



                                     2010        2009        2008
                                  ----------  ----------  ----------
Cash flows from
 operating activities:
  Net loss. . . . . . . . . . . . $ (493,499)   (501,190)   (540,368)

  Changes in:
    Interest and other
      receivables . . . . . . . .      --          1,307        (300)
    Accounts payable. . . . . . .    (15,816)       (631)    (27,348)
    Interest payable to
      an affiliate. . . . . . . .    291,585     270,683     354,583
                                  ----------  ----------  ----------
        Net cash used in
          operating activities. .   (217,730)   (229,831)   (213,433)
                                  ----------  ----------  ----------
Cash flows from
 financing activities:
  Fundings of demand
    note payable. . . . . . . . .    230,000     230,000     225,000
                                  ----------  ----------  ----------
        Net cash provided by
          financing activities. .    230,000     230,000     225,000
                                  ----------  ----------  ----------
        Net increase in cash. . .     12,270         169      11,567
        Cash, beginning of year .     12,281      12,112         545
                                  ----------  ----------  ----------
        Cash, end of year . . . . $   24,551      12,281      12,112
                                  ==========  ==========  ==========





























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2010, 2009 AND 2008


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

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional cash advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will be made. JMB's advances, as well as consolidated balances from prior notes, are evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand Note is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern.

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

     As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under
Chapter 11 of the United States Bankruptcy Code.   As a result of the plan
of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately .5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2010. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement, has full authority to manage its affairs.

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

     BFP, LP has the right to sell any of its assets without the consent of the Partnership. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note described below. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests. As noted above, the amount of such proceeds on a sale or other disposition is limited by the terms of the Amendment to between approximately $4.99 million and $7.48 million.

     BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2010, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

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

     The Partnership's interest in BFP, LP was pledged as collateral for certain notes payable to JMB, of which one long-term note ("Replacement
Note 1") and one demand note (the "Demand Note") remained unpaid as of January 1, 2006. Reference is made to Notes Payable to an Affiliate below.

The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's interest in BFP, LP.

     The outstanding balance of the Demand Note at December 31, 2010 is approximately $7.160 million and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the minimum proceeds payable to the Partnership under the Amendment and is only, at December 31, 2010, approximately $320,000 less than the maximum amount so payable, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the BFP 245 Interest or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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

     The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,387,000 as of December 31, 2010 ($230,000 of which was funded in 2010) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. No additional cash advances were made by JMB under the Demand Note in 2011. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2010 of $7,160,255, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     Accrued and unpaid interest due to an affiliate was $2,290,971 (of which $291,585 was accrued for 2010) and $1,999,386 at December 31, 2010 and 2009, respectively.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2010, 2009 and 2008 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2010     2009     2008       2010
                              -------   ------   ------  ------------
Reimbursement (at cost)
 for accounting services. .   $  --       --        553        --
Reimbursement (at cost)
 for financial reporting
 services . . . . . . . . .    26,729   15,663     --        6,000
Reimbursement (at cost)
 for legal services . . . .     2,951    2,419    2,315      2,000
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .     8,710    9,968    6,829      2,000
                              -------   ------   ------     ------
                              $38,390   28,050    9,697     10,000
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


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2010
                         --------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                         ---------- ---------- ----------  ----------
Total income. . . . . .  $    --         --         --          --
                         ========== ========== ==========  ==========

Net loss. . . . . . . .  $ (162,540)  (113,214)  (124,289)    (93,456)
                         ========== ========== ==========  ==========

Net loss per Interest .  $     (163)      (114)      (124)        (94)
                         ========== ========== ==========  ==========

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

     There were no changes in, or disagreements with, accountants during 2010 and 2009.


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

     Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 9, 2011. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 10, 2010. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Gary Nickele (age 58) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Patrick J. Meara (age 48) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

     H. Rigel Barber (age 62) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 62), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership.
The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2010. The General Partners are expected to be allocated losses for tax purposes in 2010.



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

Limited Partnership          Corporate General              .5 Interests              less than
  Interests                   Partner, its                   (1)                      1%
                              executive officers
                              and director and
                              the Associate
                              General Partner
                              as a group

     (1)   Includes .5 Interest owned by an executive officer for which he has sole investment and voting power.

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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2010.

     The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $38,390 and $28,050 in 2010 and 2009, respectively, of which $10,000 was payable at December 31, 2010.

     At January 1, 2006, the Partnership was indebted to JMB Realty Corporation ("JMB") under Replacement Note 1 and the Demand Note for an aggregate amount of $4,107,189 (consisting of $3,704,284 of principal and $402,905 of accrued and unpaid interest).

     Replacement Note 1, which was secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance, including accrued interest, of $3,962,194 as of January 2, 2006.

     The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,387,000 as of December 31, 2010 ($230,000 of which was funded in 2010) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. No additional cash advances were made by JMB under the Demand Note in 2011. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2010 of $7,160,255, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

     The aggregate fees billed for professional services by KPMG LLP for 2010 and 2009 for these various services were:

Type of Fees                                    2010         2009
------------                                  --------     --------

Audit Fees. . . . . . . . . . . . . . . .     $ 44,250       44,250
Tax Fees. . . . . . . . . . . . . . . . .       34,070       41,916
                                              --------     --------
                                              $ 78,320       86,166
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


     No annual report or proxy material for the fiscal year 2010 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                JMB/245 PARK AVENUE ASSOCIATES, LTD.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 14, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Park Avenue, Inc.
                        Corporate General Partner


                        PATRICK J. MEARA
                By:     Patrick J. Meara, President and Director
                        Chief Executive Officer
                Date:   March 14, 2010


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Chief Financial Officer
                        and Principal Accounting Officer
                Date:   March 14, 2010

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