Form 10-Q
period 2011-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2011-05-11
CIK 747159

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2011       Commission file #0-13545



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

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2011 AND DECEMBER 31, 2010


                                ASSETS
                                ------

                                          MARCH 31,
                                            2011        DECEMBER 31,
                                         (UNAUDITED)       2010
                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . .   $      4,350          24,551
                                        ------------    ------------
          Total assets. . . . . . . .   $      4,350          24,551
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     16,367          11,210
  Demand note payable to an affiliate,
    including accrued interest of
    $2,366,067 at March 31, 2011
    and $2,290,971 at December 31,
    2010. . . . . . . . . . . . . . .      7,275,351       7,160,255
                                        ------------    ------------
Commitments and contingencies

          Total liabilities . . . . .      7,291,718       7,171,465

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .     26,664,247      26,664,247
    Cumulative cash distributions . .       (480,000)       (480,000)
    Cumulative net losses . . . . . .    (11,005,765)    (10,997,338)
                                        ------------    ------------
                                          15,178,482      15,186,909
                                        ------------    ------------
  Limited partners (930 interests at
   March 31, 2011 and December 31,
   2010):
    Capital contributions,
      net of offering costs . . . . .    113,057,394     113,057,394
    Cumulative cash distributions . .     (7,520,000)     (7,520,000)
    Cumulative net losses . . . . . .   (128,003,244)   (127,871,217)
                                        ------------    ------------
                                         (22,465,850)    (22,333,823)
                                        ------------    ------------
          Total partners' capital
            accounts (deficits) . . .     (7,287,368)     (7,146,914)
                                        ------------    ------------
                                        $      4,350          24,551
                                        ============    ============




     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2011 AND 2010
                              (UNAUDITED)



                                                2011        2010
                                             ----------  ----------

Expenses:
  Interest. . . . . . . . . . . . . . . . .  $   75,096      69,657
  Professional services . . . . . . . . . .      51,200      71,510
  General and administrative. . . . . . . .      14,158      21,373
                                             ----------  ----------

                                                140,454     162,540
                                             ----------  ----------

      Net loss. . . . . . . . . . . . . . .  $ (140,454)   (162,540)
                                             ==========  ==========

      Net loss per limited partnership
        interests . . . . . . . . . . . . .  $     (142)       (163)
                                             ==========  ==========







































     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2011 AND 2010
                              (UNAUDITED)



                                                2011        2010
                                             ----------  ----------

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $ (140,454)   (162,540)
  Changes in:
    Accounts payable. . . . . . . . . . . .       5,157      66,585
    Interest payable to affiliates. . . . .      75,096      69,657
                                             ----------  ----------
          Net cash used in
            operating activities. . . . . .     (60,201)    (26,298)
                                             ----------  ----------

Cash flows from financing activities:
  Fundings of demand note payable . . . . .      40,000      20,000
                                             ----------  ----------
          Net cash provided by
            financing activities. . . . . .      40,000      20,000
                                             ----------  ----------

          Net decrease in cash. . . . . . .     (20,201)     (6,298)

          Cash and cash equivalents,
            beginning of period . . . . . .      24,551      12,281
                                             ----------  ----------

          Cash and cash equivalents,
            end of period . . . . . . . . .  $    4,350       5,983
                                             ==========  ==========




























     See accompanying notes to consolidated financial statements.

                 JMB/245 PARK AVENUE ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2011 AND 2010
                              (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2010, which are included in the Partnership's 2010 Annual Report on Form 10-K (File No. 0-13545) filed on March 15, 2011, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2010 Annual Report on Form 10-K.

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

     The Partnership has no future funding obligations to BFP, LP. In addition, the Partnership has not received distributions from BFP, LP, has no indication from BFP, LP that it intends to make distributions in the future, has no influence or control over the day-to-day affairs of BFP, LP, and its investment in BFP, LP has been reduced to less than 1%. Accordingly, the Partnership discontinued the application of the equity method of accounting, recorded its investment at zero, and no longer recognizes its share of earnings or losses from BFP, LP.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Partnership's future liquidity and ability to continue as a going concern is dependent upon additional cash advances from JMB Realty Corporation ("JMB") and there is no assurance that such advances will be made. JMB's advances, as well as consolidated balances from prior notes, are evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand Note is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. No adjustments to these consolidated financial statements for this uncertainty have been made.

TRANSACTIONS WITH AFFILIATES

     The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,427,000 as of March 31, 2011 ($40,000 of which was funded during the three months ended March 31, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. No additional cash advances were made by JMB under the Demand Note in April 2011. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2011 of $7,275,351, accrues interest at prime plus 1 percent, 4.25% at March 31, 2011, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

     In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $1,393 and $5,000 for the three months ended March 31, 2011 and 2010, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $8,000 for these services at March 31, 2011.

     Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010.

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2010 Annual Report on Form 10-K.

     The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,427,000 as of March 31, 2011 ($40,000 of which was funded during the three months ended March 31, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. No additional cash advances were made by JMB under the Demand Note in April 2011. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2011 of $7,275,351, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

     BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership would likely be used to satisfy the Demand Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

     The outstanding balance of the Demand Note at March 31, 2011 is approximately $7,275,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the minimum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP and is only, at March 31, 2011, approximately $205,000 less than the maximum amount so payable, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,427,000 as of March 31, 2011 ($40,000 of which was funded during the three months ended March 31, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at March 31, 2011.

     The increase in accounts payable at March 31, 2011 as compared to December 31, 2010 is due primarily to unpaid professional fees for audit services.

     The increase in demand note payable to an affiliate at March 31, 2011 as compared to December 31, 2010 is due to fundings totaling $40,000 and interest of approximately $75,000 added to the principal in 2011.

     The increase in interest expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is due to additional fundings under the Demand Note.

     The decrease in professional service for the three months ended
March 31, 2011 as compared to the three months ended March 31, 2010 is due primarily to a decrease in costs for tax services.

     The decrease in general and administrative expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is due primarily to a decrease in costs for accounting services.

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


     ITEM 1A. RISK FACTORS

     There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010.


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


                      JMB/245 PARK AVENUE ASSOCIATES, LTD.

                      BY:   JMB Park Avenue, Inc.
                            Corporate General Partner


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 11, 2011


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 11, 2011