Form 10-Q
period 2011-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2011-08-11
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2011	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

Assets

	June 30, 2011 (Unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$21,461	$24,551
Total assets	$21,461	$24,551

Liabilities and Partners’ Capital Accounts (Deficits)

Current liabilities:
Accounts payable	$13,858	$11,210
Demand note payable to an affiliate, including accrued interest of $2,443,331 at June 30, 2011 and $2,290,971 at December 31, 2010	7,402,615	7,160,255

Commitments and contingencies

Total liabilities	7,416,473	7,171,465

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,012,224)	(10,997,338)
Total general partners’ capital account	15,172,023	15,186,909
Limited partners (930 interests at June 30, 3011 and December 31, 2010):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(128,104,429)	(127,871,217)
Total limited partners’ capital account	(22,567,035)	(22,333,823)

Total partners’ capital accounts (deficits)	(7,395,012)	(7,146,914)

Total liabilities and capital accounts	$21,461	$24,551

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expenses:
Interest	$77,264	$71,881	$152,360	$141,538
Professional services	19,700	16,260	70,900	87,770
General and administrative	10,680	25,073	24,838	46,446

Total expenses	107,644	113,214	248,098	275,754

Net loss	$(107,644)	$(113,214)	$(248,098)	$(275,754)

Net loss per limited partnership interests	$(109)	$(114)	$(251)	$(277)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(248,098)	$(275,754)
Changes in:
Accounts payable	2,648	(2,741)
Interest payable to affiliates	152,360	141,538
Net cash used in operating activities	(93,090)	(136,957)

Cash flows from financing activities:
Fundings of demand note payable	90,000	125,000
Net cash provided by financing activities	90,000	125,000

Net decrease in cash	(3,090)	(11,957)

Cash and cash equivalents, beginning of period	24,551	12,281

Cash and cash equivalents, end of period	$21,461	$324

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

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

JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding"), owns an approximate ..5% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. The ownership is represented by 567.375 Class A Units. BFP, LP is a limited partnership that holds equity investments in commercial office buildings, certain of which are owned subject to ground leases of the underlying land. Business activities consist primarily of rentals to a variety of commercial tenants and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP Property GP Corp. ("BFP GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member. The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding. The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,477,000 as of June 30, 2011 ($90,000 of which was funded during the six months ended June 30, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. No additional cash advances were made by JMB under the Demand Note in July 2011. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2011 of $7,402,615, accrues interest at prime plus 1 percent, 4.25% at June 30, 2011, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $5,558 and $20,574 for the six months ended June 30, 2011 and 2010, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $6,000 for these services at June 30, 2011.

Any reimbursable amounts currently payable to the Corporate General Partner and their affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2011 and 2010, and for the three and six months ended June 30, 2011 and 2010.

Part I.  Financial Information

    Item 2.  Managements Discussion and Analysis of Financial Condition and

                  Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2010 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,477,000 as of June 30, 2011 ($90,000 of which was funded during the six months ended June 30, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. No additional cash advances were made by JMB under the Demand Note in July 2011. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2011 of $7,402,615, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The Partnership holds, through 245 Park Holding, an approximate .5% general partner interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Properties Corporation ("BPC") files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPC's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPC has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPC's reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-Q, and the Partnership has no responsibility for the accuracy of any information included in BPC's reports or other information.

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

The outstanding balance of the Demand Note at June 30, 2011 is approximately $7,403,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the minimum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP and is only, at June 30, 2011, approximately $78,000 less than the maximum amount so payable, it is unlikely that the Holders of Interests ever will receive any further significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,477,000 as of June 30, 2011 ($90,000 of which was funded during the six months ended June 30, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at June 30, 2011.

The increase in accounts payable at June 30, 2011 as compared to December 31, 2010 is due primarily to unpaid professional fees for audit services.

The increase in demand note payable to an affiliate at June 30, 2011 as compared to December 31, 2010 is due to fundings totaling $90,000 and interest of approximately $152,000 added to the principal in 2011.

The increase in interest expense for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is due to additional fundings under the Demand Note.

The decrease in professional services and general and administrative expenses for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is due primarily to a decrease in costs for accounting and tax services.

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

    Item 6.  Exhibits

a.	Exhibits.

	3.1.	Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-13545) dated August 21, 2002.

	3.2.	Amendment to the Amended and Restated Agreement of Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-13545) dated May 11, 1995.

	4.1.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4.2.	Promissory Note, payable on demand, dated December 1, 2004, in the original amount of $172,000, is hereby incorporated herein by reference to the Partnership's Report for December 1, 2004 on Form 8-K (File No. 0-13545), dated December 7, 2004.

	31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

	31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	August 11, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	August 11, 2011

