Form 10-Q
period 2011-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2011-11-09
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2011	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

1

Part I.  Financial Information

     Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

Assets

	September 30, 2011 (Unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$1,963	$24,551
Total assets	$1,963	$24,551

Liabilities and Partners’ Capital Accounts (Deficits)

Current liabilities:
Accounts payable	$16,061	$11,210
Demand note payable to an affiliate, including accrued interest of $2,522,630 at September 30, 2011 and $2,290,971 at December 31, 2010	7,481,914	7,160,255

Commitments and contingencies

Total liabilities	7,497,975	7,171,465

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,018,284)	(10,997,338)
Total general partners’ capital account	15,165,963	15,186,909
Limited partners (930 interests at September 30, 2011 and December 31, 2010):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(128,199,369)	(127,871,217)
Total limited partners’ capital account	(22,661,975)	(22,333,823)

Total partners’ capital accounts (deficits)	(7,496,012)	(7,146,914)

Total liabilities and capital accounts	$1,963	$24,551

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expenses:
Interest	$79,299	$74,414	$231,659	$215,951
Professional services	5,413	27,034	76,313	114,804
General and administrative	16,288	22,841	41,126	69,288

Total expenses	101,000	124,289	349,098	400,043

Net loss	$(101,000)	$(124,289)	$(349,098)	$(400,043)

Net loss per limited partnership interest	$(102)	$(124)	$(353)	$(401)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(349,098)	$(400,043)
Changes in:
Accounts payable	4,851	(3,314)
Interest payable to affiliates	231,659	215,951
Net cash used in operating activities	(112,588)	(187,406)

Cash flows from financing activities:
Fundings of demand note payable	90,000	180,000
Net cash provided by financing activities	90,000	180,000

Net decrease in cash	(22,588)	(7,406)

Cash and cash equivalents, beginning of period	24,551	12,281

Cash and cash equivalents, end of period	$1,963	$4,875

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,477,000 as of September 30, 2011 ($90,000 of which was funded during the nine months ended September 30, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $5,000 were made by JMB under the Demand Note through November 9, 2011, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2011 of $7,481,914, accrues interest at prime plus 1 percent, 4.25% at September 30, 2011, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for direct expenses and out-of-pocket expenses related to the administration of the Partnership and operation of the Partnership's real property investment. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $11,916 and $29,267 for the nine months ended September 30, 2011 and 2010, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $6,000 for these services at September 30, 2011.

Any reimbursable amounts currently payable to the Corporate General Partner and their affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2011 and 2010, and for the three and nine months ended September 30, 2011 and 2010.

Part I.  Financial Information

    Item 2.  Management’s Discussion and Analysis of Financial Condition and

                  Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2010 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,477,000 as of September 30, 2011 ($90,000 of which was funded during the nine months ended September 30, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $5,000 were made by JMB under the Demand Note through November 9, 2011, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2011 of $7,481,914, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP and also likely to retain for future investment. In any event, any net proceeds obtained by the Partnership would likely be used to satisfy the Demand Note. Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

The outstanding balance of the Demand Note at September 30, 2011 is approximately $7,482,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at September 30, 2011, it is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,477,000 as of September 30, 2011 ($90,000 of which was funded during the nine months ended September 30, 2011) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at September 30, 2011.

The increase in accounts payable at September 30, 2011 as compared to December 31, 2010 is due primarily to unpaid professional fees for audit services.

The increase in demand note payable to an affiliate at September 30, 2011 as compared to December 31, 2010 is due to fundings totaling $90,000 and interest of approximately $232,000 added to the principal in 2011.

The increase in interest expense for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is due to additional fundings under the Demand Note.

The decrease in professional services and general and administrative expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is due primarily to a decrease in costs for accounting and tax services.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 9, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 9, 2011

