Form 10-K
period 2011-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2012-03-13
CIK 747159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal year ended December 31, 2011	Commission file #0-13545

JMB/245 Park Avenue Associates, Ltd.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

 Dale - I just had a thought - should it be in the 12/31/11 column vs the 12 months ended 12/31/11 column?? one sec

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Documents Incorporated by Reference: None.

i

PART I

Item 1. Business

Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements of JMB/245 Park Avenue Associates, Ltd. contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

The registrant, JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), is a limited partnership formed in 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the original purpose of acquiring and owning an approximate 48.25% interest in 245 Park Avenue Company, a New York general partnership, ("245 Park" or the "Joint Venture") which owned and operated an office building located at 245 Park Avenue, New York, New York (the "245 Park Avenue Building"). The Partnership was admitted to the Joint Venture through the purchase of one of the existing unaffiliated joint venture partner's interests. The unaffiliated venture partners (the "O&Y partners") were affiliates of Olympia & York Developments, Ltd. ("O&Y"). On May 7, 1984, the Partnership commenced a private offering of $124,300,000 in Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933. The offering closed on June 28, 1984. The holders of Interests (herein after "Holders" or "Holders of Interests" or “Limited Partners”) in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investment according to the number of Interests held.

As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the plan of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately .5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2011. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP, GP, which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, provide for the right of the Partnership to consent to the nomination of an independent director to the board of directors of Brookfield Office Properties, Inc. (“BOP”), formerly Brookfield Properties Corporation. The Amendment also generally provides that in the event either (i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, or BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790 per Class A Unit), and no greater than 120% ($13,186 per Class A Unit), of the amount distributed to the Partnership per Class A Unit in the Partial Redemption.

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

BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note described below (the balance of which exceeds the maximum potential amount to be received on redemption). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests. As noted above, the amount of such proceeds on a sale or other disposition is limited by the terms of the Amendment to between approximately $4.99 million and $7.48 million.

BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2011, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Office Properties, Inc. (“BOP”), formerly Brookfield Properties Corporation, files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BOP’s filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BOP has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BOP’s reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BOP’s reports or other information.

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

Replacement Note 1, which was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance of $3,962,194, including $479,910 of accrued interest, as of January 2, 2006.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,502,000 as of December 31, 2011 ($115,000 of which was funded in 2011) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $40,000 were made by JMB under the Demand Note through March 13, 2012, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2011 of $7,587,217, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

The outstanding balance of the Demand Note at December 31, 2011 is approximately $7,587,000 and continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at December 31, 2011, it is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and

Issuer Purchases of Equity Securities

As of January 1, 2012, there were 840 record holders of the remaining 926.34 Interests outstanding in the Partnership. To date, holders of 73.66 interests have abandoned such interests. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

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

Item 6. Selected Financial Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

December 31, 2011, 2010, 2009, 2008 and 2007

(Not Covered by Report of Independent Registered Public Accounting Firm)

	2011	2010	2009	2008	2007

Total income	$--	--	--	34,209	474

Net loss	$(451,220)	(493,499)	(501,190)	(540,368)	(691,262)

Net loss per limited partnership interest (b)	$(456)	(495)	(503)	(539)	(685)

Total assets	$4,566	24,551	12,281	13,419	1,552

Demand note payable	$7,587,217	7,160,255	6,638,670	6,137,987	5,558,404

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

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,502,000 as of December 31, 2011 ($115,000 of which was funded in 2011) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $40,000 were made by JMB under the Demand Note through March 13, 2012, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2011 of $7,587,217, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

The Partnership holds, through 245 Park Holding, an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Office Properties, Inc. (“BOP”), formerly Brookfield Properties Corporation, files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BOP’s filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BOP has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BOP’s reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BOP’s reports or other information.

BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note (the balance of which exceeds the maximum potential amount to be received on redemption). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

It is unlikely that the Holders of Interests ever will receive any portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,502,000 as of December 31, 2011 ($115,000 of which was funded in 2011) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2011.

Advances totaling $115,000 were made by JMB in 2011. A significant portion of such advances was disbursed for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2011.

The increase in demand note payable to an affiliate at December 31, 2011 as compared to December 31, 2010 is due primarily to fundings totaling $115,000 and accrued interest of approximately $312,000.

The increase in interest expense for the year ended December 31, 2011 as compared to the years ended December 31, 2010 and 2009 is due to fundings totaling $115,000 and $230,000, added to the principal in 2011 and 2010, respectively.

The decrease in fees for professional services for the years ended December 31, 2011 as compared to the year ended December 31, 2010 is due primarily to a decrease in legal and consulting services. The decrease in fees for professional services for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is due primarily to lower fees for tax services.

The decrease in general and administrative expenses for the year ended December 31, 2011 as compared to the years ended December 31, 2010 and 2009 is due primarily to reduced costs for accounting services.

Inflation

Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on the Partnership.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2011 and thus has concluded that there are no critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations, years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended

    December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows, years ended December 31, 2011, 2010 and 2009

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that JMB/245 Park Avenue Associates, Ltd. will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Partnership is dependent upon additional advances from JMB Realty Corporation under the demand note. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chicago, Illinois

March 13, 2012

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

December 31, 2011 and 2010

Assets

	2011	2010

Current assets:
Cash and cash equivalents	$4,566	24,551

Total assets	$4,566	24,551

Liabilities and Partners’ Capital Accounts (Deficits)

Current liabilities:
Accounts payable	$15,483	11,210
Demand note payable to an affiliate, including accrued interest of $2,602,933 in 2011 and $2,290,971 in 2010	7,587,217	7,160,255

Commitments and contingencies

Total liabilities	7,602,700	7,171,465

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,024,411)	(10,997,338)
	15,159,836	15,186,909
Limited partners (930 and 937 interests at December 31, 2011 and 2010, respectively:
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(128,295,364)	(127,871,217)
	(22,757,970)	(22,333,823)

Total partners’ capital accounts (deficits)	(7,598,134)	(7,146,914)

Total liabilities and partners’ capital accounts (deficits)	$4,566	24,551

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Income:
Interest and other income	$--	--	--

Expenses:
Interest	311,962	291,585	270,683
Professional services	84,970	117,988	131,853
General and administrative	54,288	83,926	98,654
Total expenses	451,220	493,499	501,190

Net loss	$(451,220)	(493,499)	(501,190)

Net loss per limited partnership interest	$(456)	(495)	(503)

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Partners’ Capital Accounts (Deficits)

Years Ended December 31, 2011, 2010 and 2009

	General Partners				Limited Partners
	General Partners Contri- butions	General Partners Net Loss	Cash Distributions	Total	Contributions Net of Offering Costs	Net Loss	Cash Distributions	Total

Balance (deficits) December 31, 2008	$26,664,247	(10,937,657)	(480,000)	15,246,590	113,057,394	(126,936,209)	(7,520,000)	(21,398,815)

Net loss	--	(30,071)	--	(30,071)	--	(471,119)	--	(471,119)

Balance (deficits) December 31, 2009	26,664,247	(10,967,728)	(480,000)	15,216,519	113,057,394	(127,407,328)	(7,520,000)	(21,869,934)

Net loss	--	(29,610)	--	(29,610)	--	(463,889)	--	(463,889)

Balance (deficits) December 31, 2010	26,664,247	(10,997,338)	(480,000)	15,186,909	113,057,394	(127,871,217)	(7,520,000)	(22,333,823)

Net loss	--	(27,073)	--	(27,073)	--	(424,147)	--	(424,147)

Balance (deficits) December 31, 2011	$26,664,247	(11,024,411)	(480,000)	15,159,836	113,057,394	(128,295,364)	(7,520,000)	(22,757,970)

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Cash flows from operating activities
Net loss	$(451,220)	(493,499)	(501,190)

Changes in:
Interest and other receivables	--	--	1,307
Accounts payable	4,273	(15,816)	(631)
Interest payable to an affiliate	311,962	291,585	270,683

Net cash used in operating activities	(134,985)	(217,730)	(229,831)

Cash flows from financing activities:
Fundings of demand note payable	115,000	230,000	230,000

Net cash provided by financing activities	115,000	230,000	230,000

Net (decrease) increase in cash	(19,985)	12,270	169
Cash, beginning of year	24,551	12,281	12,112

Cash, end of year	$4,566	24,551	12,281

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the plan of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately .5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2011. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement, has full authority to manage its affairs.

In connection with the Partial Redemption, the limited partnership agreement of BFP, LP was amended (the "Amendment") to, among other things, provide for the right of the Partnership to consent to the nomination of an independent director to the board of directors of BOP. The Amendment also generally provides that in the event either (i) a sale or other disposition of the 245 Park Avenue Building by BFP, LP results in the recognition by the Partnership of gain for Federal income tax purposes, or (ii) as a result of a merger or consolidation of BFP, LP, the Partnership thereafter holds less than one-half of its Retained Interest in a form which does not give rise to a material amount of gain for Federal income tax purposes, the Partnership may elect to sell to BFP, LP, or BFP, LP may elect to redeem from the Partnership, the Retained Interest at its fair market value (as defined in the BFP, LP partnership agreement) per Class A Unit, but in no event less than 80% ($8,790 per Class A Unit), and no greater than 120% ($13,186 per Class A Unit), of the amount distributed to the Partnership per Class A Unit in the Partial Redemption.

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

BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note described below (the balance of which exceeds the maximum potential amount to be received on redemption). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests. As noted above, the amount of such proceeds on a sale or other disposition is limited by the terms of the Amendment to between approximately $4.99 million and $7.48 million.

BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2010, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Office Properties, Inc. (“BOP”), formerly Brookfield Properties Corporation, files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BOP’s filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BOP has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BOP’s reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BOP’s reports or other information.

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

The outstanding balance of the Demand Note at December 31, 2011 is $7,587,217 and continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP, at December 31, 2011, it is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Notes Payable to an Affiliate

Replacement Note 1, which was secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance of $3,962,194, including $479,910 of accrued interest, as of January 2, 2006.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,502,000 as of December 31, 2011 ($115,000 of which was funded in 2011) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $40,000 were made by JMB under the Demand Note through March 13, 2012, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2011 of $7,587,217, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

Accrued and unpaid interest due to an affiliate was $2,602,933 (of which $311,962 was accrued for 2011) and $2,290,971 (of which $291,585 was accrued for 2010) as of December 31, 2011 and 2010, respectively.

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

Transactions with Affiliates

The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009	Unpaid at December 31, 2011
Reimbursement (at cost) for financial reporting services	$15,371	26,729	15,663	10,079
Reimbursement (at cost) for legal services	913	2,951	2,419	844
Reimbursement (at cost) for portfolio management services	1,555	8,710	9,968	1,000
	$17,839	38,390	28,050	11,923

Any reimbursable amounts currently payable to the General Partners and their affiliates do not bear interest.

Reference is made to the Notes, "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" above for a discussion of certain loans and notes payable by the Partnership to JMB and related collateral held by JMB.

Supplementary Quarterly Data (Unaudited)

	2011
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$--	--	--	--

Net loss	$(140,454)	(107,644)	(101,000)	(102,122)

Net loss per limited partnership interest	$(142)	(109)	(102)	(103)

	2010
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$--	--	--	--

Net loss	$(162,540)	(113,214)	(124,289)	(93,456)

Net loss per limited partnership interest	$(163)	(114)	(124)	(94)

Item 9.  Changes In and Disagreements With Accountants on Accounting and

            Financial Disclosure

There were no changes in, or disagreements with, accountants during 2011 and 2010.

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

Management’s Report on Internal Control Over Financial Reporting

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

Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that affiliates of the General Partners are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest with respect to matters relating to the remaining JMB Demand Note, including, among other things, the enforcement of repayment of that note and the remedies available to JMB in the event of a default under that note, as well as with respect to matters concerning whether to continue to advance funds to the Partnership to permit it to pay its expenses. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan and demand note.

The names, current positions and length of service therein of the director and executive officers of the Corporate General Partner of the Partnership are as follows:

Name	Office	Served in Office Since

Gary Nickele	Vice President	12/18/90
Patrick J. Meara	President and Director	12/22/00
H. Rigel Barber	Vice President	03/26/84
Gailen J. Hull	Vice President	03/26/84

There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 14, 2012. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner held on August 9, 2011. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

Gary Nickele (age 59) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

Patrick J. Meara (age 49) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

H. Rigel Barber (age 63) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

Gailen J. Hull (age 63), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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

Item 11. Executive Compensation

The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2011. The General Partners are expected to be allocated losses for tax purposes in 2011.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Limited Partnership Interests	Corporate General Partner, its executive officers and director and the Associate General Partner as a group	.5 Interests (1)	less than 1%

(1) Includes ..5 Interest owned by an executive officer for which he has sole investment and voting power.

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

The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2011.

The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $17,839 and $38,390 in 2011 and 2010, respectively, of which $11,923 was payable at December 31, 2011.

Replacement Note 1, which was secured by the Partnership's interest in BFP, LP and was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance of $3,962,194, including $479,910 of accrued interest, as of January 2, 2006.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,502,000 as of December 31, 2011 ($115,000 of which was funded in 2011) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $40,000 were made by JMB under the Demand Note through March 13, 2012, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2011 of $7,587,217, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

Item 14. Principal Accountant Fees and Services

The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

The aggregate fees billed for professional services by KPMG LLP for 2011 and 2010 for these various services were:

Type of Fees	2011	2010

Audit Fees	$44,250	44,250
Tax Fees	30,900	34,070
	$75,150	78,320

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
28

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

No annual report or proxy material for the fiscal year 2011 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMB/245 Park Avenue Associates, Ltd.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	JMB Park Avenue, Inc.
Corporate General Partner

PATRICK J. MEARA
By:	Patrick J. Meara, President and Director Chief Executive Officer
Date:	March 13, 2012

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	March 13, 2012

JMB/245 Park Avenue Associates, Ltd.

Exhibit Index

Document Incorporated by Reference

3-A.	Amended and Restated Agreement of Limited Partnership of the Partnership.	Yes

3-B.	Amendment to the Amended and Restated Limited Partnership Agreement of Partnership of JMB/245 Park Avenue Associates, Ltd.	Yes

4-A.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation	Yes

4-B.	Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd.	Yes

4-C.	Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71	Yes

4-D.	Promissory Note, dated December 1, 2004, by and between JMB/245 Park Avenue Associates and JMB Realty Corporation	Yes

10-A.	Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996.	Yes

10-B.	Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P.	Yes

10-C.	Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P.	Yes

21.	List of Subsidiaries of the Partnership.	No

31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No

99.	Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership	No