Form 10-Q
period 2012-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2012-11-08
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2012	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

Assets

	September 30, 2012 (Unaudited)	December 31, 2011
Current assets:
Cash and cash equivalents	$3,935	$4,566
Total assets	$3,935	$4,566

Liabilities and Partners’ Capital Accounts (Deficits)

Current liabilities:
Accounts payable	$2,944	$15,483
Demand note payable to an affiliate, including accrued interest of $2,849,733 at September 30, 2012 and $2,602,933 at December 31, 2011	7,984,017	7,587,217

Commitments and contingencies

Total liabilities	7,986,961	7,602,700

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,047,504)	(11,024,411)
Total general partners’ capital account	15,136,743	15,159,836
Limited partners (926 and 930 interests at September 30, 2012 and December 31, 2011, respectively):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(128,657,163)	(128,295,364)
Total limited partners’ capital account	(23,119,769)	(22,757,970)

Total partners’ capital accounts (deficits)	(7,983,026)	(7,598,134)

Total liabilities and partners’ capital accounts (deficits)	$3,935	$4,566

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expenses:
Interest to an affiliate	$84,227	$79,299	$246,800	$231,659
Professional services	9,559	5,413	80,025	76,313
General and administrative	18,166	16,288	58,067	41,126

Total expenses	111,952	101,000	384,892	349,098

Net loss	$(111,952)	$(101,000)	$(384,892)	$(349,098)

Net loss per limited partnership interest	$(114)	$(102)	$(391)	$(353)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(384,892)	$(349,098)
Changes in:
Accounts payable	(12,539)	4,851
Interest payable to an affiliate	246,800	231,659
Net cash used in operating activities	(150,631)	(112,588)

Cash flows from financing activities:
Fundings of demand note payable	150,000	90,000
Net cash provided by financing activities	150,000	90,000

Net (decrease) in cash	(631)	(22,588)

Cash and cash equivalents, beginning of period	4,566	24,551

Cash and cash equivalents, end of period	$3,935	$1,963

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,652,000 as of September 30, 2012 ($20,000 of which was funded during the three months ended September 30, 2012) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $20,000 were made by JMB under the Demand Note through November 8, 2012, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2012 of $7,984,017, accrues interest at prime plus 1 percent, 4.25% at September 30, 2012, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, the Corporate General Partner and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $23,297 and $11,916 for the nine months ended September 30, 2012 and 2011, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,681 and $11,923 for these services at September 30, 2012 and December 31, 2011, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and their affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011.

Part I.  Financial Information

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2011 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,652,000 as of September 30, 2012 ($20,000 of which was funded during the three months ended September 30, 2012) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $20,000 were made by JMB under the Demand Note through November 8, 2012, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2012 of $7,984,017, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The outstanding balance of the Demand Note at September 30, 2012 is approximately $7,984,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at September 30, 2012, it is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,652,000 as of September 30, 2012 ($20,000 of which was funded during the three months ended September 30, 2012) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at September 30, 2012.

The increase in demand note payable to an affiliate at September 30, 2012 as compared to December 31, 2011 is due to fundings totaling $150,000 and interest of approximately $246,800 added to the principal in 2012.

The increase in interest expense to an affiliate for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 is due to additional fundings under the Demand Note.

The increase in general and administrative expenses for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 is due to an increase in costs for SEC reporting and compliance requirements.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 8, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 8, 2012

