Form 10-K
period 2012-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2013-03-12
CIK 747159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal year ended December 31, 2012	Commission file #0-13545

JMB/245 Park Avenue Associates, Ltd.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the plan of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately 0.5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2012. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement (discussed below), has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP, GP, which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

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

BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2012, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

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

The Partnership's indirect interest in BFP, LP was pledged as collateral for certain notes payable to JMB Realty Corporation ("JMB"), of which one long-term note ("Replacement Note 1") and one demand note (the "Demand Note") remained unpaid as of January 1, 2006. The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's indirect interest in BFP, LP.

Replacement Note 1, which was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance of $3,962,194, including $479,910 of accrued interest, as of January 2, 2006.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which totaled $1,682,000 as of December 31, 2012 ($180,000 of which was funded in 2012) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note through March 12, 2013, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2012 of $8,099,502, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

The outstanding balance of the Demand Note at December 31, 2012 is approximately $8,100,000 and continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at December 31, 2012, it is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's indirect interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Partnership owns an indirect, non controlling interest in properties referred to under Item 1 above to which reference is hereby made. The Partnership's indirect interest in BFP, LP is pledged as collateral for the Demand Note payable to JMB.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of January 1, 2013, there were 840 record holders of the remaining 922.84 Interests outstanding in the Partnership. To date, holders of 77.16 interests have abandoned such interests. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

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

Item 6.  Selected Financial Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

December 31, 2012, 2011, 2010, 2009 and 2008

(Not Covered by Report of Independent Registered Public Accounting Firm)

	2012	2011	2010	2009	2008

Total income	$--	--	--	--	34,209

Net loss	$(498,295)	(451,220)	(493,499)	(501,190)	(540,368)

Net loss per limited partnership interest(b)	$(506)	(456)	(495)	(503)	(539)

Total assets	$5,770	4,566	24,551	12,281	13,419

Demand note payable	$8,099,502	7,587,217	7,160,255	6,638,670	6,137,987

(a)	The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes to the consolidated financial statements appearing elsewhere in this report.

(b)	The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period before giving affect for any interests abandoned during the year.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Capitalized terms used but not defined in this Item 7 have the same meanings as used in Item 1. Business or in the Notes.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. Replacement Note 1, which was due in January 2006, and which was secured by the Partnership's interest in BFP, LP, was rolled into the Demand Note effective January 2, 2006. The unpaid principal and accrued interest balance of Replacement Note 1 at January 2, 2006 was $3,962,194. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $1,682,000 as of December 31, 2012 ($180,000 of which was funded in 2012) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note through March 12, 2013, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2012 of $8,099,052, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

It is unlikely that the Holders of Interests will ever receive any portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's indirect interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,682,000 as of December 31, 2012 ($180,000 of which was funded in 2012) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2012.

Advances totaling $180,000 were made by JMB in 2012. A significant portion of such advances was disbursed for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2012.

The increase in demand note payable to an affiliate at December 31, 2012 as compared to December 31, 2011 is due primarily to fundings totaling $180,000 and accrued interest of approximately $332,000.

The increase in interest expense for the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010 is due to fundings totaling $180,000 and $115,000, and previously accrued and unpaid interest, added to the principal in 2012 and 2011, respectively.

The increase in fees for professional services for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due primarily to an increase in tax services. The decrease in fees for professional services for the years ended December 31, 2011 as compared to the year ended December 31, 2010 is due primarily to a decrease in legal and consulting services.

The increase in general and administrative expenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due primarily to an increase in salary-related expenses as well as an increase in SEC report processing. The decrease in general and administrative expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is due primarily to reduced costs for accounting services.

Inflation

Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on the Partnership.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2012 and thus has concluded that there are no critical accounting policies.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2012 and 2011

Consolidated Statements of Operations, years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows, years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Partners

JMB/245 Park Avenue Associates, Ltd.:

We have audited the accompanying consolidated balance sheets of JMB/245 Park Avenue Associates, Ltd., a limited partnership (the Partnership), and consolidated venture as of December 31, 2012 and 2011 and the related consolidated statements of operations, partners’ capital accounts (deficits) and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the General Partner of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Chicago, Illinois

March 12, 2013

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

December 31, 2012 and 2011

Assets

	2012	2011

Current assets:
Cash and cash equivalents	$5,770	4,566

Total assets	$5,770	4,566

Liabilities and Partners’ Capital Accounts (Deficits)

Current liabilities:
Accounts payable	$2,697	15,483
Demand note payable to an affiliate, including accrued interest of $2,935,218 in 2012 and $2,602,933 in 2011	8,099,502	7,587,217

Commitments and contingencies

Total liabilities	8,102,199	7,602,700

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,054,309)	(11,024,411)
	15,129,938	15,159,836
Limited partners (923 and 926 and interests at December 31, 2012 and 2011, respectively):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(128,763,761)	(128,295,364)
	(23,226,367)	(22,757,970)

Total partners’ capital accounts (deficits)	(8,096,429)	(7,598,134)

Total liabilities and partners’ capital accounts (deficits)	$5,770	4,566

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Income:
Interest and other income	$--	--	--

Expenses:
Interest	332,285	311,962	291,585
Professional services	90,761	84,970	117,988
General and administrative	75,249	54,288	83,926
	498,295	451,220	493,499

Net loss	$(498,295)	(451,220)	(493,499)

Net loss per limited partnership interest	$(506)	(456)	(495)

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Partners’ Capital Accounts (Deficits)

Years Ended December 31, 2012, 2011 and 2010

	General Partners				Limited Partners
	Contri- butions	Net Loss	Cash Distributions	Total	Contributions Net of Offering Costs	Net Loss	Cash Distributions	Total

Balance (deficits) December 31, 2009	$26,664,247	(10,967,728)	(480,000)	15,216,519	113,057,394	(127,407,328)	(7,520,000)	(21,869,934)

Net loss	--	(29,610)	--	(29,610)	--	(463,889)	--	(463,889)

Balance (deficits) December 31, 2010	26,664,247	(10,997,338)	(480,000)	15,186,909	113,057,394	(127,871,217)	(7,520,000)	(22,333,823)

Net loss	--	(27,073)	--	(27,073)	--	(424,147)	--	(424,147)

Balance (deficits) December 31, 2011	26,664,247	(11,024,411)	(480,000)	15,159,836	113,057,394	(128,295,364)	(7,520,000)	(22,757,970)

Net loss	--	(29,898)	--	(29,898)	--	(468,397)	--	(468,397)

Balance (deficits) December 31, 2012	$26,664,247	(11,054,309)	(480,000)	15,129,938	113,057,394	(128,763,761)	(7,520,000)	(23,226,367)

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash flows from operating activities
Net loss	$(498,295)	(451,220)	(493,499)

Changes in:
Accounts payable	(12,786)	4,273	(15,816)
Interest payable to an affiliate	332,285	311,962	291,585

Net cash used in operating activities	(178,796)	(134,985)	(217,730)

Cash flows from financing activities:
Fundings of demand note payable	180,000	115,000	230,000

Net cash provided by financing activities	180,000	115,000	230,000

Net increase (decrease) in cash	1,204	(19,985)	12,270
Cash, beginning of year	4,566	24,551	12,281

Cash, end of year	$5,770	4,566	24,551

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period before giving affect for any interests abandoned during the year. Deficit capital accounts will remain through the duration of the Partnership. Upon termination of the Partnership, a net gain will be attributed to the General Partners and Limited Partners, with deficit capital positions, for financial reporting and Federal and state income tax purposes.

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

As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the plan of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately 0.5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The Partnership continued to hold the Retained Interest at December 31, 2012. The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP and the JMB Transaction Agreement, has full authority to manage its affairs.

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

BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP and also likely to be retained for future investment. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note described below (the balance of which exceeds the maximum potential amount to be received on redemption). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption pursuant to an election discussed above), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests. As noted above, the amount of such proceeds on a sale or other disposition is limited by the terms of the Amendment to between approximately $4.99 million and $7.48 million, which is less than the outstanding balance of the Demand Note of $8.10 million at December 31, 2012.

BFP, LP's principal assets are majority and controlling interests in office buildings, certain of which are owned subject to ground leases of the underlying land. At December 31, 2012, these assets included a 51% interest in the 245 Park Avenue Building (the "BFP 245 Interest").

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

The Partnership's indirect interest in BFP, LP was pledged as collateral for certain notes payable to JMB, of which one long-term note ("Replacement Note 1") and one demand note (the "Demand Note") remained unpaid as of January 1, 2006. Reference is made to Notes Payable to an Affiliate below. The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's indirect interest in BFP, LP.

The outstanding balance of the Demand Note at December 31, 2012 is $8,099,502 and continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP, at December 31, 2012, it is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's indirect interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Notes Payable to an Affiliate

Replacement Note 1, which was secured by the Partnership's indirect interest in BFP, LP and was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance of $3,962,194, including $479,910 of accrued interest, as of January 2, 2006.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,682,000 as of December 31, 2012 ($180,000 of which was funded in 2012) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note through March 12, 2013, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2012 of $8,099,502, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's indirect interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

Accrued and unpaid interest due to an affiliate was $2,935,218 (of which $332,285 was accrued for 2012) and $2,602,933 (of which $311,962 was accrued for 2011) as of December 31, 2012 and 2011, respectively.

Partnership Agreement

Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the 245 Park Avenue office building or other real property owned by BFP, LP will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders of Interest. All losses from the sale of all or substantially all of the Partnership's indirect interest in BFP, LP or of all or substantially all of the BFP 245 Interest or other interests in real property owned by BFP, LP will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held. For Federal income tax purposes, all interest expense recognized on the Demand Note is allocated to a General Partner.

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

Transactions with Affiliates

The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010	Unpaid at December 31, 2012
Reimbursement (at cost) for financial reporting services	$28,305	15,371	26,729	2,419
Reimbursement (at cost) for legal services	3,038	913	2,951	263
Reimbursement (at cost) for portfolio management services	0	1,555	8,710	0
	$31,343	17,839	38,390	2,682

Any reimbursable amounts currently payable to the General Partners and its affiliates do not bear interest.

Reference is made to the Notes, "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" above for a discussion of certain loans and notes payable by the Partnership to JMB and related collateral held by JMB.

Supplementary Quarterly Data (Unaudited)

	2012
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$--	--	--	--

Net loss	$(162,862)	(110,078)	(111,952)	(113,403)

Net loss per limited partnership interest	$(165)	(112)	(114)	(115)

	2011
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$--	--	--	--

Net loss	$(140,454)	(107,644)	(101,000)	(102,122)

Net loss per limited partnership interest	$(142)	(109)	(102)	(103)

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants during 2012, 2011 and 2010.

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

Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 13, 2013. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner held on August 14, 2012. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

Gary Nickele (age 60) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

Patrick J. Meara (age 50) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

H. Rigel Barber (age 64) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

Gailen J. Hull (age 64), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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

Item 11.  Executive Compensation

The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2012. The General Partners are expected to be allocated losses for tax purposes in 2012.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Limited Partnership Interests	Corporate General Partner, its executive officers and director and the Associate General Partner as a group	0.5 Interests (1)	less than 1%

(1) Includes 0.5 Interest owned by an executive officer for which he has sole investment and voting power.

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

The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2012.

The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $31,343 and $17,839 in 2012 and 2011, respectively, of which $2,682 was payable at December 31, 2012.

Replacement Note 1, which was secured by the Partnership's indirect interest in BFP, LP and was scheduled to mature in January 2006, was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance of $3,962,194, including $479,910 of accrued interest, as of January 2, 2006.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,682,000 as of December 31, 2012 ($180,000 of which was funded in 2012) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note through March 12, 2013, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2012 of $8,099,052, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

Item 14.  Principal Accountant Fees and Services

The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

The aggregate fees billed for professional services by KPMG LLP for 2012 and 2011 for these various services were:

Type of Fees	2012	2011

Audit Fees	$45,750	44,250
Tax Fees	37,860	30,900
	$83,610	75,150

In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees the Partnership paid KPMG LLP for professional services for the audit of the Partnership's consolidated financial statements included in Form 10-K and review of consolidated financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "tax fees" are fees for tax compliance, tax advice and tax planning.

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
28

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

No annual report or proxy material for the fiscal year 2012 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMB/245 Park Avenue Associates, Ltd.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	JMB Park Avenue, Inc.
Corporate General Partner

PATRICK J. MEARA
By:	Patrick J. Meara, President and Director Chief Executive Officer
Date:	March 12, 2013

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	March 12, 2013

JMB/245 Park Avenue Associates, Ltd.

Exhibit Index

Document Incorporated by Reference

3-A.	Amended and Restated Agreement of Limited Partnership of the Partnership.	Yes

3-B.	Amendment to the Amended and Restated Limited Partnership Agreement of Partnership of JMB/245 Park Avenue Associates, Ltd.	Yes

4-A.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation	Yes

4-B.	Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd.	Yes

4-C.	Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71	Yes

4-D.	Promissory Note, dated December 1, 2004, by and between JMB/245 Park Avenue Associates and JMB Realty Corporation	Yes

10-A.	Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996.	Yes

10-B.	Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P.	Yes

10-C.	Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P.	Yes

21.	List of Subsidiaries of the Partnership.	No

31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No

99.	Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership	No