Form 10-Q
period 2013-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2013-05-09
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2013	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$7,051	$5,770
Total assets	$7,051	$5,770

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$2,682	$2,697
Demand note payable to an affiliate, including accrued interest of $3,020,242 at March 31, 2013 and $2,935,218 at December 31, 2012	8,274,526	8,099,502

Commitments and contingencies

Total liabilities	8,277,208	8,102,199

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,064,733)	(11,054,309)
Total general partners’ capital account	15,119,514	15,129,938
Limited partners (923 interests at March 31, 2013 and December 31, 2012):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(128,927,065)	(128,763,761)
Total limited partners’ capital account	(23,389,671)	(23,226,367)

Total partners’ capital accounts (deficits)	(8,270,157)	(8,096,429)

Total liabilities and partners’ capital accounts (deficits)	$7,051	$5,770

See accompanying notes to consolidated financial statements.

3

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Expenses:
Interest	$85,024	$80,431
Professional services	59,440	57,453
General and administrative	29,264	24,978

Total expenses	173,728	162,862

Net loss	$(173,728)	$(162,862)

Net loss per limited partnership interest	$(177)	$(165)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(173,728)	$(162,862)
Changes in:
Accounts payable	(15)	(1,427)
Interest payable to an affiliate	85,024	80,431
Net cash used in operating activities	(88,719)	(83,858)

Cash flows from financing activities:
Fundings of demand note payable	90,000	90,000
Net cash provided by financing activities	90,000	90,000

Net increase in cash	1,281	6,142

Cash and cash equivalents, beginning of period	5,770	4,566

Cash and cash equivalents, end of period	$7,051	$10,708

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

(Unaudited)

General

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2012, which are included in the Partnership's 2012 Annual Report on Form 10-K (File No. 0-13545) filed on March 12, 2013, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2012 Annual Report on Form 10-K.

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,772,000 as of March 31, 2013 ($90,000 of which was funded during the three months ended March 31, 2013) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $5,000 were made by JMB under the Demand Note through May 9, 2013, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2013 of $8,274,526, accrues interest at prime plus 1 percent, 4.25% at March 31, 2013, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $8,046 and $4,160 for the three months ended March 31, 2013 and 2012, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,682 and $2,682 for these services at March 31, 2013 and December 31, 2012, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and their affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012.

Part I.  Financial Information

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2012 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,772,000 as of March 31, 2013 ($90,000 of which was funded during the three months ended March 31, 2013) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $5,000 were made by JMB under the Demand Note through May 9, 2013, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2013 of $8,274,526, accrues interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

BFP, LP has a substantial amount of indebtedness outstanding. Any proceeds from the sale of the buildings in which BFP, LP has an interest would likely be first applied to repayment of the mortgage and other indebtedness of BFP, LP and also likely to be retained for future investment. In any event, any net proceeds obtained by the Partnership could then be available to satisfy the Demand Note (the balance of which exceeds the maximum potential amount to be received on redemption of its interest in BFP, LP). Only after such applications would any remaining proceeds be available to be distributed to the Holders of Interests. Similarly, in the event of a sale or other disposition of the Retained Interest (including a redemption), the Partnership's share of the proceeds of such sale or disposition would first be applied to satisfy the Demand Note. Only after such application would remaining proceeds, if any, be available to be distributed to the Holders of Interests.

The outstanding balance of the Demand Note at March 31, 2013 is approximately $8,274,500 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at March 31, 2013, it is unlikely that the Holders of Interests ever will receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's indirect interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,772,000 as of March 31, 2013 ($90,000 of which was funded during the three months ended March 31, 2013) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at March 31, 2013.

The increase in demand note payable to an affiliate at March 31, 2013 as compared to December 31, 2012 is due to fundings totaling $90,000 and interest of approximately $85,000 added to the principal in 2013.

The increase in interest expense to an affiliate for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is due to additional fundings and accrued, compounded interest under the Demand Note.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

    Item 1.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

    Item 1A. Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

    Item 6.  Exhibits

a.	Exhibits.

	3.1.	Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-13545) dated August 21, 2002.

	3.2.	Amendment to the Amended and Restated Agreement of Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-13545) dated May 11, 1995.

	4.1.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4.2.	Promissory Note, payable on demand, dated December 1, 2004, is hereby incorporated herein by reference to the Partnership's Report for December 1, 2004 on Form 8-K (File No. 0-13545), dated December 7, 2004.

	31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

	31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 9, 2013

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 9, 2013

