Form 10-Q
period 2013-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2013-11-07
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2013	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,229	$5,770
Total assets	$8,229	$5,770

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$5,024	$2,697
Demand note payable to an affiliate, including accrued interest of $3,198,011 at September 30, 2013 and $2,935,218 at December 31, 2012	8,507,295	8,099,502

Commitments and contingencies

Total liabilities	8,512,319	8,102,199

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,078,769)	(11,054,309)
Total general partners’ capital account	15,105,478	15,129,938
Limited partners (923 interests at September 30, 2013 and December 31, 2012):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(129,146,962)	(128,763,761)
Total limited partners’ capital account	(23,609,568)	(23,226,367)

Total partners’ capital accounts (deficits)	(8,504,090)	(8,096,429)

Total liabilities and partners’ capital accounts (deficits)	$8,229	$5,770

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expenses:
Interest to an affiliate	$89,966	$84,227	$262,793	$246,800
Professional services	13,443	9,559	87,090	80,025
General and administrative	16,518	18,166	57,778	58,067

Total expenses	119,927	111,952	407,661	384,892

Net loss	$(119,927)	$(111,952)	$(407,661)	$(384,892)

Net loss per limited partnership interests	$(122)	$(114)	$(415)	$(391)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(407,661)	$(384,892)
Changes in:
Accounts payable	2,327	(12,539)
Interest payable to an affiliate	262,793	246,800
Net cash used in operating activities	(142,541)	(150,631)

Cash flows from financing activities:
Fundings of demand note payable	145,000	150,000
Net cash provided by financing activities	145,000	150,000

Net increase in cash	2,459	(631)

Cash and cash equivalents, beginning of period	5,770	4,566

Cash and cash equivalents, end of period	$8,229	$3,935

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

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

The Partnership discontinued the application of the equity method of accounting, recorded its investment at zero, and no longer recognizes its share of earnings or losses from BFP, LP, because the Partnership has no future funding obligations to BFP, LP, has not received distributions from BFP, LP, has no indication from BFP, LP that it intends to make distributions in the future, has no influence or control over the day-to-day affairs of BFP, LP, and its investment in BFP, LP has been reduced to less than 1%.

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,827,000 as of September 30, 2013 ($145,000 of which was funded during the nine months ended September 30, 2013) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. There were no additional cash advances made by JMB under the Demand Note through November 7, 2013, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2013 of $8,507,295, accrues interest at prime plus 1 percent, 4.25% at September 30, 2013, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $23,774 and $23,297 for the nine months ended September 30, 2013 and 2012, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,515 and $2,682 for these services at September 30, 2013 and December 31, 2012, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012.

Part I.  Financial Information

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2012 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,827,000 as of September 30, 2013 ($145,000 of which was funded during the nine months ended September 30, 2013) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. There were no additional cash advances made by JMB under the Demand Note through November 7, 2013, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2013 of $8,507,295, accrues interest at prime plus 1 percent, 4.25% at September 30, 2013, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The outstanding balance of the Demand Note at September 30, 2013 is approximately $8,507,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at September 30, 2013, it is unlikely that the Holders of Interests will ever receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's indirect interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,827,000 as of September 30, 2013 ($145,000 of which was funded during the nine months ended September 30, 2013) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at September 30, 2013.

The increase in demand note payable to an affiliate at September 30, 2013 as compared to December 31, 2012 is due to fundings totaling $145,000 and interest of approximately $263,000 added to the principal in 2013.

The increase in interest expense to an affiliate for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 is due to additional fundings and accrued, compounded interest under the Demand Note.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 7, 2013

