Form 10-Q
period 2014-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2014-05-08
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2014	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,817	$--
Total assets	$10,817	$--

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$14,715	$10,130
Demand note payable to an affiliate, including accrued interest of $3,379,970 at March 31, 2014 and $3,289,248 at December 31, 2013	8,789,254	8,628,532

Commitments and contingencies

Total liabilities	8,803,969	8,638,662

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,096,113)	(11,086,843)
Total general partners’ capital account	15,088,134	15,097,404
Limited partners (915 interests at March 31, 2014 and December 31, 2013):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(129,418,680)	(129,273,460)
Total limited partners’ capital account	(23,881,286)	(23,736,066)

Total partners’ capital accounts (deficits)	(8,793,152)	(8,638,662)

Total liabilities and partners’ capital accounts (deficits)	$10,817	$--

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Expenses:
Interest to an affiliate	$90,722	$85,024
Professional services	39,010	59,440
General and administrative	24,758	29,264

Total expenses	154,490	173,728

Net loss	$(154,490)	$(173,728)

Net loss per limited partnership interests	$(159)	$(177)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(154,490)	$(173,728)
Changes in:
Accounts payable	4,585	(15)
Interest payable to an affiliate	90,722	85,024
Net cash used in operating activities	(59,183)	(88,719)

Cash flows from financing activities:
Fundings of demand note payable	70,000	90,000
Net cash provided by financing activities	70,000	90,000

Net increase in cash	10,817	1,281

Cash and cash equivalents, beginning of period	0	5,770

Cash and cash equivalents, end of period	$10,817	$7,051

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Unaudited)

General

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2013, which are included in the Partnership's 2013 Annual Report on Form 10-K (File No. 0-13545) filed on March 11, 2014, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2013 Annual Report on Form 10-K.

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,927,000 as of March 31, 2014 ($70,000 of which was funded during the three months ended March 31, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note through May 8, 2014, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2014 of $8,789,254, accrues interest at prime plus 1 percent, 4.25% at March 31, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $7,631 and $8,046 for the three months ended March 31, 2014 and 2013, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,601 and $0 for these services at March 31, 2014 and December 31, 2013, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013.

Part I.  Financial Information

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2013 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,927,000 as of March 31, 2014 ($70,000 of which was funded during the three months ended March 31, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note through May 8, 2014, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2014 of $8,789,254, accrues interest at prime plus 1 percent, 4.25% at March 31, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The outstanding balance of the Demand Note at March 31, 2014 is approximately $8,789,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at March 31, 2014, it is unlikely that the Holders of Interests will ever receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's indirect interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,927,000 as of March 31, 2014 ($70,000 of which was funded during the three months ended March 31, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at March 31, 2014.

The increase in demand note payable to an affiliate at March 31, 2014 as compared to December 31, 2013 is due to fundings totaling $70,000 and interest of approximately $91,000 added to the principal in 2014.

The increase in interest expense to an affiliate for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due to additional fundings and accrued, compounded interest under the Demand Note.

The decrease in professional services for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to the timing of audit work performed.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

    Item 1.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

    Item 1A. Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 8, 2014

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 8, 2014

