Form 10-Q
period 2014-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2014-08-07
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2014	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,356	$--
Total assets	$2,356	$--

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$5,526	$10,130
Demand note payable to an affiliate, including accrued interest of $3,473,281 at June 30, 2014 and $3,289,248 at December 31, 2013	8,912,565	8,628,532

Commitments and contingencies

Total liabilities	8,918,091	8,638,662

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,103,467)	(11,086,843)
Total general partners’ capital account	15,080,780	15,097,404
Limited partners (915 interests at June 30, 2014 and December 31, 2013):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(129,533,909)	(129,273,460)
Total limited partners’ capital account	(23,996,515)	(23,736,066)

Total partners’ capital accounts (deficits)	(8,915,735)	(8,638,662)

Total liabilities and partners’ capital accounts (deficits)	$2,356	$--

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expenses:
Interest to an affiliate	$93,311	$87,803	$184,033	$172,827
Professional services	13,183	12,175	52,193	71,615
General and administrative	16,089	14,028	40,847	43,292

Total expenses	122,583	114,006	277,073	287,734

Net loss	$(122,583)	$(114,006)	$(277,073)	$(287,734)

Net loss per limited partnership interest	$(126)	$(116)	$(285)	$(293)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(277,073)	$(287,734)
Changes in:
Accounts payable	(4,604)	222
Interest payable to an affiliate	184,033	172,827
Net cash used in operating activities	(97,644)	(114,685)

Cash flows from financing activities:
Fundings of demand note payable	100,000	115,000
Net cash provided by financing activities	100,000	115,000

Net increase in cash	2,356	315

Cash and cash equivalents, beginning of period	--	5,770

Cash and cash equivalents, end of period	$2,356	$6,085

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

The Financial Accounting Standards Board recently issued ASU 2013-07, introducing new accounting guidance on when and how an entity should apply the liquidation basis of accounting. Under the new guidance, liquidation basis of accounting should only be used when liquidation is imminent, as defined in the guidance. Liquidation basis of accounting requires an entity to measure its assets at the estimated amount of cash or other consideration that it expects to collect and its liabilities at the amount otherwise prescribed under U.S. GAAP. The guidance is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The guidance was adopted by the Partnership as of January 1, 2014. The Partnership has assessed the new guidance and concluded that the liquidation of the Partnership is not imminent, as defined in the guidance. The Partnership will continue to monitor whether liquidation is imminent and, thereby, evaluate whether liquidation basis of accounting is required.

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,957,000 as of June 30, 2014 ($100,000 of which was funded during the six months ended June 30, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $5,000 were made by JMB under the Demand Note through August 7, 2014, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2014 of $8,912,565, accrues interest at prime plus 1 percent, 4.25% at June 30, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $15,435 and $16,497 for the six months ended June 30, 2014 and 2013, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,601 and $0 for these services at June 30, 2014 and December 31, 2013, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013.

Part I.  Financial Information

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2013 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,957,000 as of June 30, 2014 ($100,000 of which was funded during the six months ended June 30, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $5,000 were made by JMB under the Demand Note through August 7, 2014, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2014 of $8,912,565, accrues interest at prime plus 1 percent, 4.25% at June 30, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The Partnership holds, through 245 Park Holding, an approximate .5% interest in BFP, LP. Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Property Partners L.P. (“BPP”) which owns Brookfield Office Properties, Inc. (“BOP”) files periodic reports and other information, which includes information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BPP's filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. Interested persons also may read and copy any report, statement or other information that BPP has filed with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, or may call the SEC for more information on obtaining information from the SEC's public reference rooms. On June 20, 2014, BOP became a private company and is no longer required to file with the SEC. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BPP or BOP’s reports or other information it files with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-Q, and the Partnership has no responsibility for the accuracy of any information included in BBP or BOP's reports or other information.

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

The outstanding balance of the Demand Note at June 30, 2014 is approximately $8,913,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at June 30, 2014, it is unlikely that the Holders of Interests will ever receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's indirect interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,957,000 as of June 30, 2014 ($100,000 of which was funded during the six months ended June 30, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at June 30, 2014.

The increase in demand note payable to an affiliate at June 30, 2014 as compared to December 31, 2013 is due to fundings totaling $100,000 and interest of approximately $184,000 added to the principal in 2014.

The increase in interest expense to an affiliate for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 is due to additional fundings and accrued, compounded interest under the Demand Note.

The decrease in professional services for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to the timing of audit work performed.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	August 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	August 7, 2014

