Form 10-Q
period 2014-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2014-11-06
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2014	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,341	$--
Total assets	$3,341	$--

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$4,314	$10,130
Demand note payable to an affiliate, including accrued interest of $3,568,899 at September 30, 2014 and $3,289,248 at December 31, 2013	9,038,183	8,628,532

Commitments and contingencies

Total liabilities	9,042,497	8,638,662

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(11,110,873)	(11,086,843)
Total general partners’ capital account	15,073,374	15,097,404
Limited partners (915 interests at September 30, 2014 and December 31, 2013):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(129,649,924)	(129,273,460)
Total limited partners’ capital account	(24,112,530)	(23,736,066)

Total partners’ capital accounts (deficits)	(9,039,156)	(8,638,662)

Total liabilities and partners’ capital accounts (deficits)	$3,341	$--

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expenses:
Interest to an affiliate	$95,618	$89,966	$279,651	$262,793
Professional services	12,500	13,443	64,693	87,090
General and administrative	15,303	16,518	56,150	57,778

Total expenses	123,421	119,927	400,494	407,661

Net loss	$(123,421)	$(119,927)	$(400,494)	$(407,661)

Net loss per limited partnership interests	$(126)	$(122)	$(411)	$(415)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(400,494)	$(407,661)
Changes in:
Accounts payable	(5,816)	2,327
Interest payable to an affiliate	279,651	262,793
Net cash used in operating activities	(126,659)	(142,541)

Cash flows from financing activities:
Fundings of demand note payable	130,000	145,000
Net cash provided by financing activities	130,000	145,000

Net increase in cash	3,341	2,459

Cash and cash equivalents, beginning of period	0	5,770

Cash and cash equivalents, end of period	$3,341	$8,229

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,987,000 as of September 30, 2014 ($130,000 of which was funded during the nine months ended September 30, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note through November 6, 2014, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2014 of $9,038,183 accrues interest at prime plus 1 percent, 4.25% at September 30, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $23,238 and $23,774 for the nine months ended September 30, 2014 and 2013, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,601 and $0 for these services at September 30, 2014 and December 31, 2013, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013.

Part I.  Financial Information

    Item 2.  Management’s Discussion and Analysis of Financial Condition and

                  Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2013 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon additional cash advances from JMB and there is no assurance that such advances will continue to be made. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,987,000 as of September 30, 2014 ($130,000 of which was funded during the nine months ended September 30, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. Additional cash advances totaling $10,000 were made by JMB under the Demand Note through November 6, 2014, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2014 of $9,038,183, accrues interest at prime plus 1 percent, 4.25% at September 30, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP, LP. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

BFP, LP has the right, among other things, to sell the BFP 245 Interest and any of its other assets and to effect a reorganization without the consent of the Partnership. Under certain circumstances, the Partnership may have obligations for Federal or state withholding or estimated tax payments on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes, including the reimbursement to the Partnership of all withholding tax payments or estimated tax payments made on their behalf.

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

The outstanding balance of the Demand Note at September 30, 2014 is approximately $9,038,000 and such Demand Note continues to accrue interest and be increased in principal amount by additional advances from JMB. As such amount exceeds the maximum proceeds payable to the Partnership under the amended limited partnership agreement of BFP, LP at September 30, 2014, it is unlikely that the Holders of Interests will ever receive any further distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property or other properties in which BFP, LP owns an interest; (ii) a sale or other disposition of the Partnership's indirect interest in BFP, LP (including a redemption of the Retained Interest); or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. Moreover, none of these transactions is expected to result in Holders of Interests receiving any significant cash distributions. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $1,987,000 as of September 30, 2014 ($130,000 of which was funded during the nine months ended September 30, 2014) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note at September 30, 2014.

The increase in demand note payable to an affiliate at September 30, 2014 as compared to December 31, 2013 is due to fundings totaling $130,000 and interest of approximately $280,000 added to the principal in 2014.

The increase in interest expense to an affiliate for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 is due to additional fundings and accrued, compounded interest under the Demand Note.

The decrease in professional services for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to the timing of audit work performed.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 6, 2014

