Form 10-K
period 2014-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2015-03-11
CIK 747159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal year ended December 31, 2014	Commission file #0-13545

JMB/245 Park Avenue Associates, Ltd.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ X ]

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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

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

As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the plan of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately 0.5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP has full authority to manage its affairs. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP, GP, which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

On December 29, 2014, BFP, LP transferred 48.5% of the membership interests in BFP 245 Park Co., LLC, which owns an indirect interest in the property commonly known as 245 Park Avenue, New York, NY, to BFP-JMB 245, L.P., a Delaware limited partnership (“BFP/JMB”). Immediately following such transfer, 245 Park’s Holdings’ interest in BFP, LP, as represented by the Class A Units in BFP, LP, was redeemed in exchange for an interest in BFP/JMB represented by Class J shares of BFP/JMB. 245 Park Holding no longer holds any interest in BFP, LP, and its primary asset now consists of its interest in BFP/JMB.

Upon execution of the limited partnership agreement of BFP/JMB, BFP, LP made a distribution to 245 Park Holding of approximately $2.53 million, which in turn distributed $2.5 million to the Partnership and $.03 million to BFP, GP. BFP, LP owns all of the common shares and 245 Park Holding owns all of the Class J shares of BFP/JMB. 245 Park Holding has been deemed to have made a capital contribution and investment for the Class J shares of approximately $7.5 million. The Class J shares will accrue a cumulative annual preferred return of 5% which has a preference over any distributions by BFP/JMB to BFP, LP not attributable to a capital event. The unpaid preferred return and unpaid investment attributable to the Class J shares have a preference on any distributions by BFP/JMB to BFP, LP attributable to a capital event.

BFP, LP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption prior to December 29, 2015, $6,565,657.00, (ii) with respect to a redemption on or following December 29, 2015 and prior to December 29, 2016, $5,252,523.00, (iii) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394.00, (iv) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263.00, (v) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131.00 and (vi) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding can cause BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

The transaction described above is not expected to result in any material tax consequences to the Partnership. The net proceeds of the $2.5 million distribution to the Partnership after payment of expenses related to the transaction were applied to reduce the amount outstanding on the demand note payable to JMB Realty Corporation.

Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Office Properties, Inc. (“BOP”), formerly Brookfield Properties Corporation, filed periodic reports and other information, which included information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BOP’s filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. On June 20, 2014, BOP became a private company and is no longer required to file with the SEC. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BOP’s reports or other information it filed with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BOP’s reports or other information.

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

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which totaled $2,017,000 as of December 31, 2014 ($160,000 of which was funded in 2014) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The net proceeds of the $2,500,000 distribution to the Partnership were applied to the accrued interest on the Demand Note on December 30, 2014. An additional payment of approximately $8,300 was made to the Demand Note and additional cash advances totaling $90,000 were made by JMB under the Demand Note through March 11, 2015, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2014 of $6,664,871 accrues interest at prime plus 1 percent, 4.25% at December 31, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

The outstanding balance of the Demand Note at December 31, 2014 is $6,664,871 and continues to accrue interest and be increased in principal amount by additional advances from JMB. It is unlikely that the Holders of Interests ever will receive any significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

The Partnership has no employees.

The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Items 11 and 13 below and in the Notes to the consolidated financial statements, to which reference is hereby made for a description of such transactions.

Item 1A. Risk Factors

The Partnership is subject to significant risks, including factors related to its position in BFP/JMB, its dependency on JMB for continued advances, the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB, and its past history of operating losses. The Partnership is obligated under a Demand Note which significantly exceeds its assets and there is substantial doubt about its ability to continue as a going concern. Reference is made to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Partnership owns an indirect, non controlling interest in 245 Park Avenue referred to under Item 1 above to which reference is hereby made. The Partnership's interest in BFP/JMB is pledged as collateral for the Demand Note payable to JMB.

Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of January 1, 2015, there were 832 record holders of the remaining 906.34 Interests outstanding in the Partnership. To date, holders of 93.66 interests have abandoned such interests. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

The Partnership has not made any distributions since 1989. The Partnership's interest in BFP/JMB is pledged as collateral for the Demand Note payable to JMB, which note requires mandatory payment of principal and interest out of (i) any distributions received from BFP/JMB, and (ii) any net proceeds received upon the sale, refinancing or other disposition of the Partnership's interest in BFP/JMB. Reference is made to the section entitled "Investment in Unconsolidated Venture" in the Notes to the consolidated financial statements and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP/JMB.

Item 6. Selected Financial Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

December 31, 2014, 2013, 2012, 2011 and 2010

(Not Covered by Report of Independent Registered Public Accounting Firm)

	2014	2013	2012	2011	2010

Total income	$2,500,000	$--	$--	$--	$--

Net income (loss)	$1,891,654	$(542,233)	$(498,295)	$(451,220)	$(493,499)

Net income (loss) per limited partnership interest(b)	$1,943	$(552)	$(506)	$(456)	$(495)

Total assets	$8,532	$0	$5,770	$4,566	$24,551

Demand note payable	$6,664,871	$8,628,532	$8,099,502	$7,587,217	$7,160,255

(a)	The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes to the consolidated financial statements appearing elsewhere in this report.

(b)	The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period before giving affect for any interests abandoned during the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Capitalized terms used but not defined in this Item 7 have the same meanings as used in Item 1. Business or in the Notes.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2004 have been funded entirely by cash advances from JMB which totaled $2,017,000 as of December 31, 2014 ($160,000 of which was funded in 2014) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The net proceeds of the $2,500,000 distribution to the Partnership were applied to the accrued interest on the Demand Note on December 30, 2014. An additional payment of approximately $8,300 was made to the Demand Note and additional cash advances totaling $90,000 were made by JMB under the Demand Note through March 11, 2015, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2014 of $6,664,871, accrues interest at prime plus 1 percent, 4.25% at December 31, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

It is unlikely that the Holders of Interests will ever receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The Partnership received a partnership redemption distribution of $2,500,000 in December 2014. All distributions received are recorded as income as the Partnership records its investment in BFP/JMB under the cost method of accounting.

The increase in accounts payable at December 31, 2014 as compared to December 31, 2013 is primarily due to legal fees related to the Partnership redemption and restructuring.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $2,017,000 as of December 31, 2014 ($160,000 which was funded in 2014) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2014.

Advances totaling $160,000 were made by JMB in 2014. A significant portion of such advances was disbursed for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2014.

The decrease in demand note payable to an affiliate at December 31, 2014 as compared to December 31, 2013 is due to a $2,500,000 payment to the accrued interest on the Demand Note offset by fundings totaling $160,000 and accrued interest of approximately $376,000.

The increase in interest expense for the year ended December 31, 2014 as compared to the years ended December 31, 2013 and 2012 is due to fundings totaling $160,000 and $175,000, and previously accrued and unpaid interest, added to the principal in 2014 and 2013, respectively.

The increase in fees for professional services for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is due to the timing of audit work performed. The increase in fees for professional services for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due primarily to an increase in legal fees related to the Partnership redemption and restructurings.

Inflation

Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on the Partnership.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2014 and thus has concluded that there are no critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2014 and 2013

Consolidated Statements of Operations, years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows, years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Partners

JMB/245 Park Avenue Associates, Ltd.:

We have audited the accompanying consolidated balance sheets of JMB/245 Park Avenue Associates, Ltd., a limited partnership (the Partnership), and consolidated venture as of December 31, 2014 and 2013 and the related consolidated statements of operations, partners’ capital accounts (deficits) and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the General Partner of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Chicago, Illinois

March 11, 2015

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

December 31, 2014 and 2013

Assets

	2014	2013

Current assets:
Cash and cash equivalents	$8,532	0

Total assets	$8,532	0

Liabilities and Partners’ Capital Accounts (Deficits)

Current liabilities:
Accounts payable	$90,669	10,130
Demand note payable to an affiliate, including accrued interest of $1,165,587 in 2014 and $3,289,248 in 2013	6,664,871	8,628,532

Commitments and contingencies

Total liabilities	6,755,540	8,638,662

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,973,344)	(11,086,843)
	15,210,903	15,097,404
Limited partners (906 and 915 and interests at December 31, 2014 and 2013, respectively):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(127,495,305)	(129,273,460)
	(21,957,911)	(23,736,066)

Total partners’ capital accounts (deficits)	(6,747,008)	(8,638,662)

Total liabilities and partners’ capital accounts (deficits)	$8,532	0

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Income:
Partnership redemption distribution	$2,500,000	0	0

Expenses:
Interest	376,339	354,030	332,285
Professional services	159,606	112,154	90,761
General and administrative	72,401	76,049	75,249
	608,346	542,233	498,295

Net income (loss)	$1,891,654	(542,233)	(498,295)

Net income (loss) per limited partnership interest	$1,943	(552)	(506)

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Partners’ Capital Accounts (Deficits)

Years Ended December 31, 2014, 2013 and 2012

	General Partners				Limited Partners
	Contri- butions	Net Income (Loss)	Cash Distributions	Total	Contributions Net of Offering Costs	Net Income (Loss)	Cash Distributions	Total

Balance (deficits) December 31, 2011	$26,664,247	(11,024,411)	(480,000)	15,159,836	113,057,394	(128,295,364)	(7,520,000)	(22,757,970)

Net (loss)	--	(29,898)	--	(29,898)	--	(468,397)	--	(468,397)

Balance (deficits) December 31, 2012	26,664,247	(11,054,309)	(480,000)	15,129,938	113,057,394	(128,763,761)	(7,520,000)	(23,226,367)

Net (loss)	--	(32,534)	--	(32,534)	--	(509,699)	--	(509,699)

Balance (deficits) December 31, 2013	26,664,247	(11,086,843)	(480,000)	15,097,404	113,057,394	(129,273,460)	(7,520,000)	(23,736,066)

Net income	--	113,499	--	113,499	--	1,778,155	--	1,778,155

Balance (deficits) December 31, 2014	$26,664,247	(10,973,344)	(480,000)	15,210,903	113,057,394	(127,495,305)	(7,520,000)	(21,957,911)

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Cash flows from operating activities
Net income (loss)	$1,891,654	(542,233)	(498,295)

Changes in:
Accounts payable	80,539	7,433	(12,786)
Interest payable to an affiliate	376,339	354,030	332,285

Net cash provided by (used in) operating activities	2,348,532	(180,770)	(178,796)

Cash flows from financing activities:
Fundings of demand note payable	160,000	175,000	180,000
Payments to demand note payable	(2,500,000)	--	--

Net cash provided by (used in) financing activities	(2,340,000)	175,000	180,000

Net increase (decrease) in cash	8,532	(5,770)	1,204
Cash, beginning of year	--	5,770	4,566

Cash, end of year	$8,532	0	5,770

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Operations and Basis of Accounting

General

JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding"), owned an approximate .5% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P until December 29, 2014. The ownership was represented by 567.375 Class A Units. Business activities consisted primarily of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. 245 Park Holding is a limited liability company in which the Partnership is a 99% member and BFP Property GP Corp. ("BFP, GP"), which is an affiliate of the managing general partner of BFP, LP, is a 1% member.

On December 29, 2014, BFP, LP transferred 48.5% of the membership interests in BFP 245 Park Co., LLC, which owns an indirect interest in the property commonly known as 245 Park Avenue, New York, NY, to BFP-JMB 245, L.P., a Delaware limited partnership (“BFP/JMB”). Immediately following such transfer, 245 Park’s Holdings’ interest in BFP, LP, as represented by the Class A Units in BFP, LP, was redeemed in exchange for an interest in BFP/JMB represented by Class J shares of BFP/JMB. 245 Park Holding no longer holds any interest in BFP, LP, and its primary asset now consists of its interest in BFP/JMB.

Upon execution of the limited partnership agreement of BFP/JMB, BFP, LP made a distribution to 245 Park Holding of approximately $2.53 million, which in turn distributed $2.5 million to the Partnership and $0.3 million to BFP, GP. BFP, LP owns all of the common shares and 245 Park Holding owns all of the Class J shares of BFP/JMB. 245 Park Holding has been deemed to have made a capital contribution and investment for the Class J shares of approximately $7.5 million. The Class J shares will accrue a cumulative annual preferred return of 5% which has a preference on any distributions by BFP/JMB to BFP, LP not attributable to a capital event. The unpaid preferred return and unpaid investment attributable to the Class J shares have a preference on any distributions by BFP/JMB to BFP, LP attributable to a capital event.

BFP, LP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption prior to December 29, 2015, $6,565,657.00, (ii) with respect to a redemption on or following December 29, 2015 and prior to December 29, 2016, $5,252,523.00, (iii) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394.00, (iv) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263.00, (v) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131.00 and (vi) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding can cause BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

The transaction described above is not expected to result in any material tax consequences to the Partnership. The net proceeds of the $2.5 million distribution to the Partnership after payment of expenses related to the transaction were applied to reduce the amount outstanding on the demand note payable to JMB Realty Corporation.

The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding. The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

The Partnership discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognizes its share of earnings or losses from BFP, LP or BFP/JMB, because the Partnership has no future funding obligations to BFP, LP or BFP/JMB and has no influence or control over the day-to-day affairs of BFP, LP or BFP/JMB.

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

The net gain or loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period before giving affect for any interests abandoned during the year. Deficit capital accounts will remain through the duration of the Partnership. Upon termination of the Partnership, a net gain will be attributed to the General Partners and Limited Partners, with deficit capital positions, for financial reporting and Federal and state income tax purposes.

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

The Partnership's future liquidity and ability to continue as a going concern is dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. JMB's advances, as well as consolidated balances from prior notes, are evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand Note is secured by the Partnership's indirect interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. No adjustments to these consolidated financial statements for this uncertainty have been made.

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

As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the plan of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. 245 Park Holding's remaining interest in BFP, LP is approximately 0.5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The managing general partner of BFP, LP is not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP has full authority to manage its affairs.

On December 29, 2014, BFP, LP transferred 48.5% of the membership interests in BFP 245 Park Co., LLC, which owns an indirect interest in the property commonly known as 245 Park Avenue, New York, NY, to BFP-JMB 245, L.P., a Delaware limited partnership (“BFP/JMB”). Immediately following such transfer, 245 Park Holdings’ interest in BFP, LP, as represented by the Class A Units in BFP, LP, was redeemed in exchange for an interest in BFP/JMB represented by Class J shares of BFP/JMB. 245 Park Holding no longer holds any interest in BFP, LP, and its primary asset now consists of its interest in BFP/JMB.

Upon execution of the limited partnership agreement of BFP/JMB, BFP, LP made a distribution to 245 Park Holding of approximately $2.53 million, which in turn distributed $2.5 million to the Partnership and $0.3 million to BFP, GP. BFP, LP owns all of the common shares and 245 Park Holding owns all of the Class J shares of BFP/JMB. 245 Park Holding has been deemed to have made a capital contribution and investment for the Class J shares of approximately $7.5 million. The Class J shares will accrue a cumulative annual preferred return of 5% which has a preference on any distributions by BFP/JMB to BFP, LP not attributable to a capital event. The unpaid preferred return and unpaid investment attributable to the Class J shares have a preference on any distributions by BFP/JMB to BFP, LP attributable to a capital event.

BFP, LP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption prior to December 29, 2015, $6,565,657.00, (ii) with respect to a redemption on or following December 29, 2015 and prior to December 29, 2016, $5,252,523.00, (iii) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394.00, (iv) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263.00, (v) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131.00 and (vi) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding can cause BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

The transaction described above is not expected to result in any material tax consequences to the Partnership. The net proceeds of the $2.5 million distribution to the Partnership after payment of expenses related to the transaction were applied to reduce the amount outstanding on the demand note payable to JMB Realty Corporation.

Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Office Properties, Inc. (“BOP”), formerly Brookfield Properties Corporation, filed periodic reports and other information, which included information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BOP’s filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. On June 20, 2014, BOP became a private company and is no longer required to file with the SEC. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BOP’s reports or other information it filed with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BOP’s reports or other information.

The Partnership's indirect interest in BFP/JMB was pledged as collateral for certain notes payable to JMB, of which one long-term note ("Replacement Note 1") and one demand note (the "Demand Note") remained unpaid as of January 1, 2006. Reference is made to Notes Payable to an Affiliate below. The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's indirect interest in BFP, LP.

The outstanding balance of the Demand Note at December 31, 2014 is $6,664,871 and continues to accrue interest and be increased in principal amount by additional advances from JMB. It is unlikely that the Holders of Interests ever will receive any significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $2,017,000 as of December 31, 2014 ($160,000 of which was funded in 2014) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The net proceeds of the $2,500,000 distribution to the Partnership was applied to the Demand Note on December 30, 2014. An additional payment of approximately $8,300 was made to the accrued interest on the Demand Note and additional cash advances totaling $90,000 were made by JMB under the Demand Note through March 11, 2015, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2014 of $6,664,871, accrues interest at prime plus 1 percent, 4.25% at December 31, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

Accrued and unpaid interest due to an affiliate was $1,165,587 (of which $376,339 was accrued for 2014) and $3,289,248 (of which $354,080 was accrued for 2013) as of December 31, 2014 and 2013, respectively.

Partnership Agreement

Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are generally allocated 94% to the Holders and 6% to the General Partners. Profits from the sale or other disposition of all or substantially all of the Partnership's indirect interest in BFP/JMB or of all or substantially all of the 245 Park Avenue office building will be allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remainder of such profits will be allocated to the Holders of Interest. All losses from the sale of all or substantially all of the Partnership's indirect interest in BFP/JMB will be allocated 99% to the Holders and 1% to the General Partners. All such profits or losses will be allocated among the Holders in proportion to the number of Interests held. For Federal income tax purposes, all interest expense recognized on the Demand Note is allocated to a General Partner.

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

Transactions with Affiliates

The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012	Unpaid at December 31, 2014
Reimbursement (at cost) for financial reporting services	$31,041	29,987	28,305	2,601
Reimbursement (at cost) for legal services	0	1,332	3,038	0
	$31,041	31,319	31,343	2,601

Any reimbursable amounts currently payable to the General Partners and its affiliates do not bear interest.

Reference is made to the Notes, "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" above for a discussion of certain loans and notes payable by the Partnership to JMB and related collateral held by JMB.

Supplementary Quarterly Data (Unaudited)

	2014
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$--	--	--	2,500,000

Net income (loss)	$(154,490)	(122,583)	(123,421)	2,292,148

Net income (loss) per limited partnership interest	$(159)	(126)	(126)	2,354

	2013
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$--	--	--	--

Net loss	$(172,728)	(114,006)	(119,927)	(135,572)

Net loss per limited partnership interest	$(177)	(116)	(122)	(137)

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants during 2014, 2013 and 2012.

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

Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework (1992), management concluded that its internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation. All of the outstanding shares of stock of JMB Investment Holdings - I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB") in the business of real estate investment. Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its current and former officers and directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's indirect interest in BFP/JMB, unless required by the terms of the BFP/JMB venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and current or former officers of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

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

There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 11, 2015. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner held on August 12, 2014. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

Gary Nickele (age 62) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

Patrick J. Meara (age 52) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

H. Rigel Barber (age 66) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

Gailen J. Hull (age 66), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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

Item 11. Executive Compensation

The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2014. The General Partners are expected to be allocated losses for tax purposes in 2014.

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

The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2014.

The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $31,041 and $31,319 in 2014 and 2013 respectively, of which $2,601 was payable at December 31, 2014.

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

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $2,017,000 as of December 31, 2014 ($160,000 of which was funded in 2014) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The net proceeds of the $2,500,000 distribution to the Partnership were applied to the accrued interest on the Demand Note on December 30, 2014. An additional payment of approximately $8,300 was made to the Demand Note and additional cash advances totaling $90,000 were made by JMB under the Demand Note through March 11, 2015, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2014 of $6,664,871, accrues interest at prime plus 1 percent, 4.25% at December 31, 2014, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

Item 14. Principal Accountant Fees and Services

The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

The aggregate fees billed for professional services by KPMG LLP for 2014 and 2013 for these various services were:

	2014	2013
Type of Fees
Audit Fees	$57,690	69,000
Tax Fees	34,700	33,050
	$92,390	102,050

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees KPMG LLP invoiced the Partnership for professional services for the audit of the Partnership’s consolidated financial statements included in Form 10-K and review of consolidated financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “tax fees” are fees for tax compliance, tax advice and tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report.

(1)	Financial Statements (See Index to Financial Statements and Supplementary Data filed with this report).
(2)	Exhibits.
	3-A.	Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated by reference to Exhibit 3-A to the Partnership’s Report for June 30, 2002 on Form 10-Q (File No. 0-13545) dated August 21, 2002.

	3-B.	Amendment to the Amended and Restated Agreement of Limited Partnership of JMB/245 Park Avenue Associates, Ltd. By and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated by reference to Exhibit 3-B to the Partnership’s Form 10-Q Report for March 31, 1995 (File No. 0-13545) filed May 11, 1995.

	4-A.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. In favor of JMB Realty Corporation is hereby incorporated herein by reference to the Partnership’s Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4-B.	Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd. Is hereby incorporated herein by reference to the Partnership’s Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4-C.	Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71 is hereby incorporated herein by reference to the Partnership’s Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4-D.	Promissory Note, payable on demand, dated December 1, 2004, in the original amount of $172,000, is hereby incorporated herein by reference to the Partnership’s Report for December 1, 2004 on Form 8-K (File No. 0-13545), dated December 7, 2004.

	10-A.	Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996 is hereby incorporated by reference to the Partnership’s Report for November 21, 1996 on Form 8-K (File No. 0-13545) filed on December 6, 1996.

	10-B.	Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P., dated December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.1 to the Partnership’s Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.
27

	10-C.	Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P. dated as of December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.2 to the Partnership’s Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.

	10-D.	Limited Partnership Agreement of BFP-JMB 245 Park, L.P. dated as of December 29, 2014 is hereby incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 0-13545) filed on December 31, 2014.

	10-E.	Assignment and Redemption Agreement between Brookfield Financial Properties, L.P. and JMB 245 Park Avenue Holding Company, LLC dated December 29, 2014 is hereby incorporated herein by reference to Exhibit 10.2 on Form 8-K (File No. 0-13545) filed on December 31, 2014.

	21.	List of Subsidiaries of the Partnership.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

	32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	99.	Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership is filed herewith.

(b)	Form 8-K was filed on December 29, 2014.

No annual report or proxy material for the fiscal year 2014 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMB/245 Park Avenue Associates, Ltd.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	March 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	JMB Park Avenue, Inc.
Corporate General Partner

PATRICK J. MEARA
By:	Patrick J. Meara, President and Director Chief Executive Officer
Date:	March 11, 2015

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	March 11, 2015

JMB/245 Park Avenue Associates, Ltd.

Exhibit Index

Document Incorporated by Reference
3-A.	Amended and Restated Agreement of Limited Partnership of the Partnership.	Yes

3-B.	Amendment to the Amended and Restated Limited Partnership Agreement of Partnership of JMB/245 Park Avenue Associates, Ltd.	Yes

4-A.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation	Yes

4-B.	Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd.	Yes

4-C.	Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71	Yes

4-D.	Promissory Note, dated December 1, 2004, by and between JMB/245 Park Avenue Associates and JMB Realty Corporation	Yes

10-A.	Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996.	Yes

10-B.	Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P.	Yes

10-C.	Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P.	Yes

10-D.	Limited Partnership Agreement of BFP-JMB 245 Park, L.P. dated as of December 29, 2014.	Yes

10-E.	Assignment and Redemption Agreement between Brookfield Financial Properties, L.P. and JMB 245 Park Avenue Holding Company, LLC.	Yes

21.	List of Subsidiaries of the Partnership.	No

31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No

99.	Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership	No