Form 10-Q
period 2015-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2015-05-07
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2015	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$0	$8,532
Accounts receivable	32,748	0
Total assets	$32,748	$8,532

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$15,949	$90,669
Demand note payable to an affiliate, including accrued interest of $1,217,839 at March 31, 2015 and $1,165,587 at December 31, 2014	6,807,123	6,664,871

Commitments and contingencies

Total liabilities	6,823,072	6,755,540

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,975,943)	(10,973,344)
Total general partners’ capital account	15,208,304	15,210,903
Limited partners (906 interests at March 31, 2015 and December 31, 2014):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(127,536,022)	(127,495,305)
Total limited partners’ capital account	(21,998,628)	(21,957,911)

Total partners’ capital accounts (deficits)	(6,790,324)	(6,747,008)

Total liabilities and partners’ capital accounts (deficits)	$32,748	$8,532

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Income:
Annual preferred return	$94,637	$--

Expenses:
Interest to an affiliate	70,501	90,722
Professional services	40,992	39,010
General and administrative	26,460	24,758

	137,953	154,490

Net loss	$(43,316)	$(154,490)

Net loss per limited partnership interests	$(45)	$(159)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(43,316)	$(154,490)
Changes in:
Accounts receivable	(32,748)	0
Accounts payable	(86,540)	4,585
Interest payable to an affiliate	52,252	90,722
Net cash used in operating activities	(110,352)	(59,183)

Cash flows from financing activities:
Bank overdraft included in accounts payable	11,820	0
Fundings of demand note payable	90,000	70,000
Net cash provided by financing activities	101,820	70,000

Net (decrease) increase in cash	(8,532)	10,817

Cash and cash equivalents, beginning of period	8,532	0

Cash and cash equivalents, end of period	$0	$10,817

Cash paid for interest	$18,249	$0

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

General

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2014, which are included in the Partnership's 2014 Annual Report on Form 10-K (File No. 0-13545) filed on March 11, 2015, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2014 Annual Report on Form 10-K.

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

BFP, LP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption prior to December 29, 2015, $6,565,657, (ii) with respect to a redemption on or following December 29, 2015 and prior to December 29, 2016, $5,252,523, (iii) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394, (iv) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263, (v) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131 and (vi) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding can cause BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

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

The Partnership discontinued the application of the equity method of accounting, recorded its investment at zero, and no longer recognizes its share of earnings or losses from BFP, LP or BFP/JMB, because the Partnership has no future funding obligations to BFP, LP or BFP/JMB, and has no influence or control over the day-to-day affairs of BFP, LP or BFP/JMB.

The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon JMB Realty Corporation ("JMB") for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. No adjustments to these consolidated financial statements for this uncertainty have been made.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU changes the way reporting entities evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interest in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. It also eliminates the VIE consolidation model based on a majority exposure to variability that applied to certain investment companies and similar entities. This ASU is effective for public entities for annual and interim periods in fiscal years beginning after December 5, 2015. Early adoption is permitted, including early adoption in an interim period. The Partnership is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures.

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded by cash advances from JMB which totaled $2,107,000 as of March 31, 2015 ($90,000 of which was funded during the three months ended March 31, 2015) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $18,249 to the accrued interest on the Demand Note during the three months ended March 31, 2015. An additional payment of approximately $6,900 was made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through May 7, 2015, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2015 of $6,807,123 accrues interest at prime plus 1 percent, 4.25% at March 31, 2015, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $7,803 and $7,631 for the three months ended March 31, 2015 and 2014, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,601 and $2,601 for these services at March 31, 2015 and December 31, 2014, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014.

Part I.  Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and

              Results of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2014 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded by cash advances from JMB which totaled $2,107,000 as of March 31, 2015 ($90,000 of which was funded during the three months ended March 31, 2015) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $18,249 to the accrued interest on the Demand Note during the three months ended March 31, 2015. An additional payment of approximately $6,900 was made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through May 7, 2015, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2015 of $6,807,123, accrues interest at prime plus 1 percent, 4.25% at March 31, 2015, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The outstanding balance of the Demand Note at March 31, 2015 is approximately $6,807,123 continues to accrue interest and be increased in principal amount by additional advances from JMB. It is unlikely that the Holders of Interests will ever receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The increase in accounts receivable at March 31, 2015 as compared to December 31, 2014 and the increase in annual preferred return income for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is due to the annual preferred return on the Class J shares of BFP/JMB.

The decrease in accounts payable at March 31, 2015 as compared to December 31, 2014 is primarily due to payment of legal fees related to the Partnership’s redemption and restructuring.

The operations of the Partnership since 2005 have been funded by cash advances from JMB which totaled $2,107,000 as of March 31, 2015 ($90,000 of which was funded during the three months ended March 31, 2015) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at March 31, 2015.

The increase in demand note payable to an affiliate at March 31, 2015 as compared to December 31, 2014 is due to fundings totaling $90,000 and interest of approximately $70,000 offset by payments of approximately $18,000 made in 2015.

The decrease in interest expense to an affiliate for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is due to an accrued interest payment of $2,500,000 on the Demand Note in 2014 which reduced the amount of debt earning interest.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 1A. Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.  Exhibits

a.	Exhibits.

	3.1.	Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-13545) dated August 21, 2002.

	3.2.	Amendment to the Amended and Restated Agreement of Limited Partnership of JMB/245 Park Avenue Associates, Ltd. by and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-13545) dated May 11, 1995.

	4.1.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4.2.	Promissory Note, payable on demand, dated December 1, 2004, is hereby incorporated herein by reference to the Partnership's Report for December 1, 2004 on Form 8-K (File No. 0-13545), dated December 7, 2004.

	10.4	Limited Partnership Agreement of BFP-JMB 245 Park, L.P. dated as of December 29, 2014 is hereby incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 0-13545) filed on December 31, 2014.

	10.5	Assignment and Redemption Agreement between Brookfield Financial Properties, L.P. and JMB 245 Park Avenue Holding Company, LLC dated December 29, 2014 is hereby incorporated herein by reference to Exhibit 10.2 on Form 8-K (File No. 0-13545) filed on December 31, 2014.

	31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

	31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as amended, is filed herewith.

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 7, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 7, 2015

