Form 10-Q
period 2015-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2015-11-09
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2015	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$35,974	$8,532
Accounts receivable	30,860	0
Total assets	$66,834	$8,532

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$2,733	$90,669
Demand note payable to an affiliate, including accrued interest of $1,260,820 at September 30, 2015 and $1,165,587 at December 31, 2014	6,850,104	6,664,871

Commitments and contingencies

Total liabilities	6,852,837	6,755,540

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,975,684)	(10,973,344)
Total general partners’ capital account	15,208,563	15,210,903
Limited partners (906 interests at September 30, 2015 and December 31, 2014):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(127,531,960)	(127,495,305)
Total limited partners’ capital account	(21,994,566)	(21,957,911)

Total partners’ capital accounts (deficits)	(6,786,003)	(6,747,008)

Total liabilities and partners’ capital accounts (deficits)	$66,834	$8,532

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Income:
Annual preferred return	$94,325	$0	$283,204	$0

Expenses:
Interest to an affiliate	73,168	95,618	215,796	279,651
Professional services	5,538	12,500	55,530	64,693
General and administrative	11,991	15,303	50,873	56,150

Total expenses	90,697	123,421	322,199	400,494

Net income (loss)	$3,628	$(123,421)	$(38,995)	$(400,494)

Net income (loss) per limited partnership interests	$4	$(126)	$(40)	$(411)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(38,995)	$(400,494)
Changes in:
Accounts receivable	(30,860)	0
Accounts payable	(87,936)	(5,816)
Interest payable to an affiliate	95,233	279,651
Net cash used in operating activities	(62,558)	(126,659)

Cash flows from financing activities:
Fundings of demand note payable	90,000	130,000
Net cash provided by financing activities	90,000	130,000

Net increase in cash	27,442	3,341

Cash and cash equivalents, beginning of period	8,532	0

Cash and cash equivalents, end of period	$35,974	$3,341

Supplemental cash flow disclosure:
Cash paid for interest	$120,563	$0

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

In August 2014, the FASB issued ASU No. 2014-15. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in order to reduce diversity in the timing and content of footnote disclosure. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Partnership will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Transactions with Affiliates

The operations of the Partnership since 2005 have been funded by cash advances from JMB which totaled $2,107,000 as of September 30, 2015 ($90,000 of which was funded during the nine months ended September 30, 2015) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $120,563 to the accrued interest on the Demand Note during the nine months ended September 30, 2015. No additional payments were made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through November 9, 2015, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2015 of $6,850,104 accrues interest at prime plus 1 percent, 4.25% at September 30, 2015, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $23,410 and $23,238 for the nine months ended September 30, 2015 and 2014, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,601 for these services at both September 30, 2015 and December 31, 2014.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014.

Part I.  Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2014 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded by cash advances from JMB which totaled $2,107,000 as of September 30, 2015 ($90,000 of which was funded during the nine months ended September 30, 2015) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $120,563 to the accrued interest on the Demand Note during the nine months ended September 30, 2015. No additional payments were made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through November 9, 2015, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2015 of $6,850,104, accrues interest at prime plus 1 percent, 4.25% at September 30, 2015, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The outstanding balance of the Demand Note at September 30, 2015 is approximately $6,850,000, and continues to accrue interest and be increased in principal amount by additional advances from JMB. It is unlikely that the Holders of Interests will ever receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The increase in accounts receivable at September 30, 2015 as compared to December 31, 2014 and the increase in annual preferred return income for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is due to the annual preferred return on the Class J shares of BFP/JMB.

The decrease in accounts payable at September 30, 2015 as compared to December 31, 2014 is primarily due to payment of legal fees related to the Partnership’s redemption and restructuring.

The operations of the Partnership since 2005 have been funded by cash advances from JMB which totaled $2,107,000 as of September 30, 2015 ($90,000 of which was funded during the nine months ended September 30, 2015) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at September 30, 2015.

The increase in demand note payable to an affiliate at September 30, 2015 as compared to December 31, 2014 is due to fundings totaling $90,000 and interest of approximately $216,000 offset by payments of approximately $121,000 made in 2015.

The decrease in interest expense to an affiliate for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is due to an accrued interest payment of $2,500,000 on the Demand Note in 2014 which reduced the amount of debt accruing interest.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 9, 2015