Form 10-Q
period 2016-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2016-08-10
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2016	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,078	$3,231
Accounts receivable	30,860	31,888
Total assets	$42,938	$35,119

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$2,789	$6,810
Demand note payable to an affiliate, including accrued interest of $1,321,669 at June 30, 2016 and $1,237,781 at December 31, 2015	6,910,953	6,827,065

Commitments and contingencies

Total liabilities	6,913,742	6,833,875

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,980,772)	(10,976,449)
Total general partners’ capital account	15,203,475	15,207,798
Limited partners (901 interests at June 30, 2016 and December 31, 2015):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(127,611,673)	(127,543,948)
Total limited partners’ capital account	(22,074,279)	(22,006,554)

Total partners’ capital accounts (deficits)	(6,870,804)	(6,798,756)

Total liabilities and partners’ capital accounts (deficits)	$42,938	$35,119

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income:
Annual preferred return	$94,637	$94,242	$185,159	$188,879

Expenses:
Interest to an affiliate	75,312	72,127	153,276	142,628
Professional services	--	9,000	67,095	49,992
General and administrative	12,345	12,422	36,836	38,882

Total expenses	87,657	93,549	257,207	231,502

Net income (loss)	$6,980	$693	$(72,048)	$(42,623)

Net income (loss) per limited partnership interest	$7	$1	$(75)	$(44)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(72,048)	$(42,623)
Changes in:
Accounts receivable	1,028	(31,172)
Accounts payable	(4,021)	(87,779)
Interest payable to an affiliate	83,888	117,451
Net cash provided by (used in) operating activities	8,847	(44,123)

Cash flows from financing activities:
Fundings of demand note payable	--	90,000
Net cash provided by financing activities	--	90,000

Net increase in cash	8,847	45,877

Cash and cash equivalents, beginning of period	3,231	8,532

Cash and cash equivalents, end of period	$12,078	$54,409

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,107,000 as of June 30, 2016 (none of which was funded during the six months ended June 30, 2016) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $69,388 to the accrued interest on the Demand Note during the six months ended June 30, 2016. No additional payments were made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through August 10, 2016, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2016 of $6,910,953 accrues interest at prime plus 1 percent, 4.50% at June 30, 2016, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $16,359 and $15,607 for the six months ended June 30, 2016 and 2015, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,789 and $2,601 for these services at June 30, 2016 and December 31, 2015, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015.

Part I.  Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2015 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,107,000 as of June 30, 2016 (none of which was funded during the six months ended June 30, 2016) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $69,388 to the accrued interest on the Demand Note during the six months ended June 30, 2016. No additional payments were made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through August 10, 2016, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at June 30, 2016 of $6,910,953, accrues interest at prime plus 1 percent, 4.50% at June 30, 2016, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The outstanding balance of the Demand Note at June 30, 2016 is approximately $6,911,000, and continues to accrue interest and be increased in principal amount by additional advances from JMB. It is unlikely that the Holders of Interests will ever receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have primarily been funded by cash advances from JMB which totaled $2,107,000 as of June 30, 2016 (none of which was funded during the six months ended June 30, 2016) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at June 30, 2016.

The increase in demand note payable to an affiliate at June 30, 2016 as compared to December 31, 2015 and related increase in interest expense for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 is due to interest of approximately $153,000 offset by payments of approximately $69,000 made in 2016.

The decrease in professional services for the three months ended June 30, 2016 as compared to the same period in 2015 is due to the timing of billings on accounting services.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	August 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	August 10, 2016