Form 10-Q
period 2016-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2016-11-09
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2016	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,720	$3,231
Accounts receivable	30,860	31,888
Total assets	$38,580	$35,119

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$5,578	$6,810
Demand note payable to an affiliate, including accrued interest of $1,337,809 at September 30, 2016 and $1,237,781 at December 31, 2015	6,937,093	6,827,065

Commitments and contingencies

Total liabilities	6,942,671	6,833,875

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,982,769)	(10,976,449)
Total general partners’ capital account	15,201,478	15,207,798
Limited partners (901 interests at September 30, 2016 and December 31, 2015):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(127,642,963)	(127,543,948)
Total limited partners’ capital account	(22,105,569)	(22,006,554)

Total partners’ capital accounts (deficits)	(6,904,091)	(6,798,756)

Total liabilities and partners’ capital accounts (deficits)	$38,580	$35,119

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income:
Annual preferred return	$94,637	$94,325	$279,796	$283,204

Expenses:
Interest to an affiliate	78,218	73,168	231,494	215,796
Professional services	34,667	5,538	101,762	55,530
General and administrative	15,039	11,991	51,875	50,873

Total expenses	127,924	90,697	385,131	322,199

Net income (loss)	$(33,287)	$3,628	$(105,335)	$(38,995)

Net income (loss) per limited partnership interests	$(35)	$4	$(110)	$(40)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(105,335)	$(38,995)
Changes in:
Accounts receivable	1,028	(30,860)
Accounts payable	(1,232)	(87,936)
Interest payable to an affiliate	100,028	95,233
Net cash used in operating activities	(5,511)	(62,558)

Cash flows from financing activities:
Fundings of demand note payable	10,000	90,000
Net cash provided by financing activities	10,000	90,000

Net increase in cash and cash equivalents	4,489	27,442

Cash and cash equivalents, beginning of period	3,231	8,532

Cash and cash equivalents, end of period	$7,720	$35,974

Supplemental cash flow disclosure:
Cash paid for interest	$131,466	$120,563

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

Transactions with Affiliates

The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,117,000 as of September 30, 2016 (of which $10,000 was funded during the nine months ended September 30, 2016) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $131,466 to the accrued interest on the Demand Note during the nine months ended September 30, 2016. No additional payments were made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through November 9, 2016, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2016 of $6,937,093 accrues interest at prime plus 1 percent, 4.50% at September 30, 2016, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $24,727 and $23,410 for the nine months ended September 30, 2016 and 2015, for these services. The Partnership owed the Corporate General Partner and its affiliates $5,578 and $2,601 for these services at September 30, 2016 and December 31, 2015, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015.

Part I.  Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2015 Annual Report on Form 10-K.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,117,000 as of September 30, 2016 (of which $10,000 was funded during the nine months ended September 30, 2016) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $131,466 to the accrued interest on the Demand Note during the nine months ended September 30, 2016. No additional payments were made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through November 9, 2016, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at September 30, 2016 of $6,937,093, accrues interest at prime plus 1 percent, 4.50% at September 30, 2016, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The outstanding balance of the Demand Note at September 30, 2016 is approximately $6,937,000, and continues to accrue interest and be increased in principal amount by additional advances from JMB. It is unlikely that the Holders of Interests will ever receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

Results of Operations

The operations of the Partnership since 2005 have primarily been funded by cash advances from JMB which totaled $2,117,000 as of September 30, 2016 (of which $10,000 was funded during the nine months ended September 30, 2016) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at September 30, 2016.

The increase in demand note payable to an affiliate at September 30, 2016 as compared to December 31, 2015 and related increase in interest expense for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 is due to interest of approximately $231,000 offset by payments of approximately $131,000 made in 2016.

The increase in professional services for the three months ended September 30, 2016 as compared to the same period in 2015 is due to the timing of billings on accounting services.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 9, 2016