Form 10-K
period 2016-12-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2017-03-15
CIK 747159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal year ended December 31, 2016	Commission file #0-13545

JMB/245 Park Avenue Associates, Ltd.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

BFP, LP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption on or following December 29, 2015 and prior to December 29, 2016, $5,252,523.00, (ii) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394.00, (iii) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263.00, (iv) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131.00 and (v) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding can cause BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

Brookfield has informed the Partnership that it is marketing for sale an interest in 245 Park Avenue property. As noted above, under the terms of the limited partnership agreement, BFP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 by 245 Park Holding for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus an additional $3,939,394, subject to reduction on a sliding scale. Further, if marketing efforts result in a sale of all or part of the property, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of any such sale. In the event of such a sale, the amount of gain for Federal and state income tax purposes is expected to be, at a minimum, equal to all or most of the amount of such Holder’s deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each such Holder of Interests will depend on such Holder’s individual tax situation. There are no assurances that such a transaction will in fact take place.

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

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which have been offset more recently with receipts from the annual preferred return. Since 2005, such advances have totaled $2,127,000 as of December 31, 2016 ($20,000 of which was funded in 2016) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The net proceeds of the $2,500,000 distribution to the Partnership were applied to the accrued interest on the Demand Note on December 30, 2014. The Partnership made payments in the amount of $181,785 to the accrued interest during the year ended December 31, 2016. An additional payment of $54,648 was made to the accrued interest on the Demand Note and additional cash advances totaling $30,000 were made by JMB under the Demand Note through March 15, 2017, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2016 of $6,975,855 accrues interest at prime plus 1 percent, 4.50% at December 31, 2016, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

The outstanding balance of the Demand Note at December 31, 2016 is $6,975,855 and continues to accrue interest and be increased in principal amount by additional advances from JMB. Unless BFP, LP exercises its redemption rights discussed above, under current circumstances, it is unlikely that the Holders of Interests ever will receive any significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a significant reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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

Issuer Purchases of Equity Securities

As of January 1, 2017, there were 820 record holders of the remaining 891.34 Interests outstanding in the Partnership. To date, holders of 108.66 interests have abandoned such interests. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. In addition, the Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under state securities laws. Transfers of the Interests must be made in compliance with applicable federal and state securities laws and are subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may result in material adverse Federal income tax consequences.

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

Item 6. Selected Financial Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

December 31, 2016, 2015, 2014, 2013 and 2012

(Not Covered by Report of Independent Registered Public Accounting Firm)

	2016	2015	2014	2013	2012

Total income	$374,433	$377,519	$2,500,000	$--	$--

Net income (loss)	$(126,585)	$(51,748)	$1,891,654	$(542,233)	$(498,295)

Net income (loss) per limited partnership interest(b)	$(134)	$(54)	$1,943	$(552)	$(506)

Total assets	$68,619	$35,119	$8,532	$0	$5,770

Demand note payable	$6,975,855	$6,827,065	$6,664,871	$8,628,532	$8,099,502

(a)	The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes to the consolidated financial statements appearing elsewhere in this report.

(b)	The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period before giving affect for any interests abandoned during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Liquidity and Capital Resources

Capitalized terms used but not defined in this Item 7 have the same meanings as used in Item 1. Business or in the Notes.

The Partnership's future liquidity and ability to continue as a going concern are dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which have been offset more recently with receipts from the annual preferred return. Since 2005, such advances have totaled $2,127,000 as of December 31, 2016 ($20,000 of which was funded in 2016) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The net proceeds of the $2,500,000 distribution to the Partnership were applied to the accrued interest on the Demand Note on December 30, 2014. The Partnership made payments in the amount of $181,785 to the accrued interest during the year ended December 31, 2016. An additional payment of $54,648 was made to the accrued interest on the Demand Note and additional cash advances totaling $30,000 were made by JMB under the Demand Note through March 15, 2017, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2016 of $6,975,855, accrues interest at prime plus 1 percent, 4.50% at December 31, 2016, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

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

The increase in accounts receivable at December 31, 2016 as compared to December 31, 2015 and the increase in annual preferred return income for the years ended December 31, 2016 and 2015 as compared to the year ended December 31, 2014 are due to the annual preferred return on the Class J shares of BFP/JMB. Accrual of the annual preferred return commenced on January 1, 2015.

The increase in accounts payable at December 31, 2016 as compared to December 31, 2015 is primarily due to timing of billings related to accounting services.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $2,127,000 as of December 31, 2016 ($20,000 which was funded in 2016) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at December 31, 2016.

Advances totaling $20,000 were made by JMB in 2016. A significant portion of such advances was disbursed for fees for professional services and for general and administrative expenses, a portion of which were payable at December 31, 2016.

The increase in demand note payable to an affiliate at December 31, 2016 as compared to December 31, 2015 is due to fundings totaling $20,000 and accrual interest of approximately $310,575 offset by payments of approximately $181,785 made in 2016.

The decrease in interest expense to an affiliate for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due to an accrued interest payment of $2,500,000 on the Demand Note in 2014 which reduced the amount of debt accruing interest.

The increase in professional services for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to the timing of billings related to accounting services. The decrease in fees for professional services for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due primarily to an increase in legal fees related to the Partnership redemption and restructurings completed in 2014.

Inflation

Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on the Partnership.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2016 and thus has concluded that there are no critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2016 and 2015

Consolidated Statements of Operations, years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended

    December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows, years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Partners

JMB/245 Park Avenue Associates, Ltd.:

We have audited the accompanying consolidated balance sheets of JMB/245 Park Avenue Associates, Ltd., a limited partnership (the Partnership), and consolidated venture as of December 31, 2016 and 2015 and the related consolidated statements of operations, partners’ capital accounts (deficits) and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the General Partner of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates, Ltd. and consolidated venture as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Chicago, Illinois

March 15, 2017

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

December 31, 2016 and 2015

Assets

	2016	2015
Current assets:
Cash and cash equivalents	$5,871	3,231
Accounts receivable	62,748	31,888

Total assets	$68,619	35,119

Liabilities and Partners’ Capital Accounts (Deficits)

Current liabilities:
Accounts payable	$18,105	6,810
Demand note payable to an affiliate, including accrued interest of $1,366,571 in 2016 and $1,237,781 in 2015	6,975,855	6,827,065

Commitments and contingencies

Total liabilities	6,993,960	6,833,875

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,984,044)	(10,976,449)
	15,200,203	15,207,798
Limited partners (891 and 901 and interests at December 31, 2016 and 2015, respectively):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(127,662,938)	(127,543,948)
	(22,125,544)	(22,006,554)

Total partners’ capital accounts (deficits)	(6,925,341)	(6,798,756)

Total liabilities and partners’ capital accounts (deficits)	$68,619	35,119

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Annual preferred return	$374,433	377,519	--
Partnership redemption distribution	--	--	2,500,000
	374,433	377,519	2,500,000

Expenses:
Interest to an affiliate	310,574	289,628	376,339
Professional services	120,746	72,727	159,606
General and administrative	69,698	66,912	72,401
	501,018	429,267	608,346

Net income (loss)	$(126,585)	(51,748)	1,891,654

Net income (loss) per limited partnership interest	$(134)	(54)	1,943

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Partners’ Capital Accounts (Deficits)

Years Ended December 31, 2016, 2015 and 2014

	General Partners				Limited Partners
	Contri- butions	Net Income (Loss)	Cash Distributions	Total	Contributions Net of Offering Costs	Net Income (Loss)	Cash Distributions	Total
Balance (deficits) December 31, 2013	$26,664,247	(11,086,843)	(480,000)	15,097,404	113,057,394	(129,273,460)	(7,520,000)	(23,736,066)

Net income	--	113,499	--	113,499	--	1,778,155	--	1,778,155

Balance (deficits) December 31, 2014	26,664,247	(10,973,344)	(480,000)	15,210,903	113,057,394	(127,495,305)	(7,520,000)	(21,957,911)

Net (loss)	--	(3,105)	--	(3,105)	--	(48,643)	--	(48,643)

Balance (deficits) December 31, 2015	26,664,247	(10,976,449)	(480,000)	15,207,798	113,057,394	(127,543,948)	(7,520,000)	(22,006,554)

Net (loss)	--	(7,595)	--	(7,595)	--	(118,990)	--	(118,990)

Balance (deficits) December 31, 2016	$26,664,247	(10,984,044)	(480,000)	15,200,203	113,057,394	(127,662,938)	(7,520,000)	(22,125,544)

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(126,585)	(51,748)	1,891,654

Changes in:
Accounts receivable	(30,860)	(31,888)	--
Accounts payable	11,295	(83,859)	80,539
Interest payable to an affiliate	128,790	72,194	376,339

Net cash provided by (used in) operating activities	(17,360)	(95,301)	2,348,532

Cash flows from financing activities:
Fundings of demand note payable	20,000	90,000	160,000
Payments to demand note payable	--	--	(2,500,000)

Net cash provided by (used in) financing activities	20,000	90,000	(2,340,000)

Net increase (decrease) in cash	2,640	(5,301)	8,532
Cash, beginning of year	3,231	8,532	--
Cash, end of year	$5,871	3,231	8,532

Supplemental cash flow disclosure:
Cash paid for interest	$181,785	217,433	--

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

BFP, LP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption on or following December 29, 2015 and prior to December 29, 2016, $5,252,523.00, (ii) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394.00, (iii) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263.00, (iv) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131.00 and (v) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding can cause BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

Brookfield has informed the Partnership that it is marketing for sale an interest in 245 Park Avenue property. As noted above, under the terms of the limited partnership agreement, BFP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 by 245 Park Holding for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus an additional $3,939,394, subject to reduction on a sliding scale. Further, if marketing efforts result in a sale of all or part of the property, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of any such sale. In the event of such a sale, the amount of gain for Federal and state income tax purposes is expected to be, at a minimum, equal to all or most of the amount of such Holder’s deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each such Holder of Interests will depend on such Holder’s individual tax situation. There are no assurances that such a transaction will in fact take place.

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

BFP, LP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption on or following December 29, 2015 and prior to December 29, 2016, $5,252,523.00, (ii) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394.00, (iii) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263.00, (iv) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131.00 and (v) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding can cause BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

Brookfield has informed the Partnership that it is marketing for sale an interest in 245 Park Avenue property. As noted above, under the terms of the limited partnership agreement, BFP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 by 245 Park Holding for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus an additional $3,939,394 subject to reduction on a sliding scale. Further, if marketing efforts result in a sale of all or part of the property, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of any such sale. In the event of such a sale, the amount of gain for Federal and state income tax purposes is expected to be, at a minimum, equal to all or most of the amount of such Holder’s deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each such Holder of Interests will depend on such Holder’s individual tax situation. There are no assurances that such a transaction will in fact take place.

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

The outstanding balance of the Demand Note at December 31, 2016 is $6,975,855 and continues to accrue interest and be increased in principal amount by additional advances from JMB. Unless BFP, LP exercises its redemption rights discussed above, under current circumstances, it is unlikely that the Holders of Interests ever will receive any significant distributions from the Partnership. However, it is expected that Holders of Interests will be allocated a substantial amount of additional gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

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

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which have been offset more recently with receipts from the annual preferred return. Since 2005, such advances have totaled $2,127,000 as of December 31, 2016 ($20,000 of which was funded in 2016) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The net proceeds of the $2,500,000 distribution to the Partnership were applied to the accrued interest on the Demand Note on December 30, 2014. The Partnership made payments in the amount of $181,785 to the accrued interest during the year ended December 31, 2016. An additional payment of $54,648 was made to the accrued interest on the Demand Note and additional cash advances totaling $30,000 were made by JMB under the Demand Note through March 15, 2017, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2016 of $6,975,855 accrues interest at prime plus 1 percent, 4.50% at December 31, 2016, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

Accrued and unpaid interest due to an affiliate was $1,366,571 (of which $128,790 was accrued for 2016) and $1,237,781 (of which $72,194 was accrued for 2015) as of December 31, 2016 and 2015, respectively.

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

Transactions with Affiliates

The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $33,094, $31,214 and $31,041 for the years ended December 31, 2016, 2015 and 2014, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,789 and $5,202 for these services at December 31, 2016 and 2015, respectively.

Any reimbursable amounts currently payable to the General Partners and its affiliates do not bear interest.

Reference is made to the Notes, "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" above for a discussion of certain loans and notes payable by the Partnership to JMB and related collateral held by JMB.

Supplementary Quarterly Data (Unaudited)

	2016
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$90,522	94,637	94,637	94,637

Net income (loss)	$(79,028)	6,930	(33,287)	(21,250)

Net income (loss) per limited partnership interest	$(82)	7	(35)	(24)

	2015
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$94,637	94,242	94,325	94,315

Net income (loss)	$(43,316)	693	3,628	(12,753)

Net income (loss) per limited partnership interest	$(45)	1	4	(14)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants during 2016, 2015 and 2014.

Item 9A.	Controls and Procedures

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

Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a term until the annual meeting of the Corporate General Partner to be held on August 8, 2017. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner held on August 9, 2016. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

Gary Nickele (age 64) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

Patrick J. Meara (age 54) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

H. Rigel Barber (age 68) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

Gailen J. Hull (age 68), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Master’s degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

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

Item 11. Executive Compensation

The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2016. The General Partners are expected to be allocated losses for tax purposes in 2016.

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

The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2016.

The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $33,094 and $31,214 in 2016 and 2015, respectively, of which $2,789 was payable at December 31, 2016.

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

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which have been offset more recently with receipts from the annual preferred return. Since 2005, such advances have totaled $2,127,000 as of December 31, 2016 ($20,000 of which was funded in 2016) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note. The net proceeds of the $2,500,000 distribution to the Partnership were applied to the accrued interest on the Demand Note on December 30, 2014. The Partnership made payments in the amount of $181,785 to the accrued interest during the year ended December 31, 2016. An additional payment of $54,648 was made to the accrued interest on the Demand Note and additional cash advances totaling $30,000 were made by JMB under the Demand Note through March 15, 2017, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at December 31, 2016 of $6,975,855 accrues interest at prime plus 1 percent, 4.50% at December 31, 2016, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

Item 14. Principal Accountant Fees and Services

The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

The aggregate fees billed for professional services by KPMG LLP for 2016 and 2015 for these various services were:

	2016	2015
Type of Fees
Audit Fees	$61,250	29,900
Tax Fees	36,400	36,400
	$97,650	66,300

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

No annual report or proxy material for the fiscal year 2016 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMB/245 Park Avenue Associates, Ltd.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	JMB Park Avenue, Inc.
Corporate General Partner

PATRICK J. MEARA
By:	Patrick J. Meara, President and Director Chief Executive Officer
Date:	March 15, 2017

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	March 15, 2017

JMB/245 Park Avenue Associates, Ltd.

Exhibit Index

Document Incorporated by Reference
3-A.	Amended and Restated Agreement of Limited Partnership of the Partnership.	Yes

3-B.	Amendment to the Amended and Restated Limited Partnership Agreement of Partnership of JMB/245 Park Avenue Associates, Ltd.	Yes

4-A.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation	Yes

4-B.	Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd.	Yes

4-C.	Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71	Yes

4-D.	Promissory Note, dated December 1, 2004, by and between JMB/245 Park Avenue Associates and JMB Realty Corporation	Yes

10-A.	Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996.	Yes

10-B.	Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P.	Yes

10-C.	Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P.	Yes

10-D.	Limited Partnership Agreement of BFP-JMB 245 Park, L.P. dated as of December 29, 2014.	Yes

10-E.	Assignment and Redemption Agreement between Brookfield Financial Properties, L.P. and JMB 245 Park Avenue Holding Company, LLC.	Yes

21.	List of Subsidiaries of the Partnership.	No

31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No

99.	Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership	No