Form 10-Q
period 2017-03-31
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2017-05-10
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2017	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$--	$5,871
Accounts receivable	31,889	62,748
Total assets	$31,889	$68,619

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$26,741	$18,105
Demand note payable to an affiliate, including accrued interest of $1,350,213 at March 31, 2017 and $1,366,571 at December 31, 2016	6,989,497	6,975,855

Commitments and contingencies

Total liabilities	7,016,238	6,993,960

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,987,585)	(10,984,044)
Total general partners’ capital account	15,196,662	15,200,203
Limited partners (891 interests at March 31, 2017 and December 31, 2016):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(7,520,000)	(7,520,000)
Cumulative net losses	(127,718,405)	(127,662,938)
Total limited partners’ capital account	(22,181,011)	(22,125,544)

Total partners’ capital accounts (deficits)	(6,984,349)	(6,925,341)

Total liabilities and partners’ capital accounts (deficits)	$31,889	$68,619

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Income:
Annual preferred return	$93,608	$90,522

Expenses:
Interest to an affiliate	82,059	77,964
Professional services	45,900	67,095
General and administrative	24,657	24,491

Total expenses	152,616	169,550

Net loss	$(59,008)	$(79,028)

Net loss per limited partnership interests	$(62)	$(82)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(59,008)	$(79,028)
Changes in:
Accounts receivable	30,859	(1)
Accounts payable	(13,345)	(2,597)
Interest payable to an affiliate	(16,358)	55,553
Net cash used in operating activities	(57,852)	(26,073)

Cash flows from financing activities:
Bank overdraft included in accounts payable	21,981	22,842
Fundings of demand note payable	30,000	--
Net cash provided by financing activities	51,981	22,842

Net decrease in cash	(5,871)	(3,231)

Cash and cash equivalents, beginning of period	5,871	3,231

Cash and cash equivalents, end of period	$0	$0

Supplemental cash flow disclosure:
Cash paid for interest	$98,418	$22,411

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Unaudited)

General

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2016, which are included in the Partnership's 2016 Annual Report on Form 10-K (File No. 0-13545) filed on March 15, 2017, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2016 Annual Report on Form 10-K.

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

BFP, LP can cause BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394, (ii) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263, (iii) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131 and (iv) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding can cause BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

As previously disclosed, BFP, LP marketed for sale its interest in the 245 Park Avenue property. On May 5, 2017 the sale occurred.

As a consequence and under the terms of the December 29, 2014 Partnership Agreement, in a May 2, 2017 Redemption Notice, the Board of Managers of BFP/JMB issued a notice to 245 Park Holding directing BFP/JMB to redeem all of the outstanding Class J Units of 245 Park Holding. The Redemption Notice provided that on May 5, 2017 (the “Redemption Date”) the Board of Managers of BFP/JMB would cause BFP/JMB to redeem 7,481,180 Class J Units, as of May 2, 2017. The dollar amount of the unpaid preferred capital that will be redeemed pursuant to the redemption is equal to $7,481,180. On the Redemption Date, BFP/JMB distributed to 245 Park Holding the sum of (a) the Redemption Amount plus (b) the Unpaid Preferred Return from the date of its Redemption Notice through and including the Redemption Date on the Class J Units being redeemed. As a result, the Partnership received its 99% of the redemption amount of $7,481,180, plus an additional $3,939,394 or an approximate total of $11,400,000, which will be recognized as income for financial reporting purposes. Such funds are available, among other things, to retire its indebtedness, pay operating costs and those costs related to the termination of its affairs and pay a distribution to, or make any required tax withholding payments on behalf of, Holders.

As a result of the sale and redemption, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes is expected to be, at a minimum, equal to all or most of the amount of such Holder’s deficit capital account, as of December 31, 2016, for tax purposes. For each Holder, such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The Partnership cannot determine the ultimate tax liability of each such Holder and each Holder is encouraged to seek tax advice relative to its liability. The actual tax liability of each such Holder of Interests will depend on such Holder’s individual tax situation.

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

Before the sale of the property, the Partnership's future liquidity and ability to continue as a going concern was dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. JMB's advances, as well as consolidated balances from prior notes, are evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand Note is secured by the Partnership's indirect interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time. This uncertainty and the fact that the Partnership has a net capital deficiency raised substantial doubt about the Partnership's ability to continue as a going concern. No adjustments to these consolidated financial statements for this uncertainty have been made.

Transactions with Affiliates

The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,157,000 as of March 31, 2017 (of which $30,000 was funded during the three months ended March 31, 2017) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $98,418 to the accrued interest on the Demand Note during the three months ended March 31, 2017. No additional payments were made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through May 10, 2017, the date this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2017 of $6,989,497 accrues interest at prime plus 1 percent, 5.0% at March 31, 2017, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $8,183 and $7,991 for the three months ended March 31, 2017 and 2016, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,604 and $2,789 for these services at March 31, 2017 and December 31, 2016, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Subsequent Events

As previously disclosed, BFP, LP marketed for sale its interest in the 245 Park Avenue property. On May 5, 2017 the sale occurred.

As a consequence and under the terms of the December 29, 2014 Partnership Agreement, in a May 2, 2017 Redemption Notice, the Board of Managers of BFP/JMB issued a notice to 245 Park Holding directing BFP/JMB to redeem all of the outstanding Class J Units of 245 Park Holding. The Redemption Notice provided that on May 5, 2017 (the “Redemption Date”) the Board of Managers of BFP/JMB would cause BFP/JMB to redeem 7,481,180 Class J Units, as of May 2, 2017. The dollar amount of the unpaid preferred capital that will be redeemed pursuant to the redemption is equal to $7,481,180. On the Redemption Date, BFP/JMB distributed to 245 Park Holding the sum of (a) the Redemption Amount plus (b) the Unpaid Preferred Return from the date of its Redemption Notice through and including the Redemption Date on the Class J Units being redeemed. As a result, the Partnership received its 99% of the redemption amount of $7,481,180, plus an additional $3,939,394 or an approximate total of $11,400,000, which will be recognized as income for financial reporting purposes. Such funds are available, among other things, to retire its indebtedness, pay operating costs and those costs related to the termination of its affairs and pay a distribution to, or make any required tax withholding payments on behalf of, Holders.

As a result of the sale and redemption, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes is expected to be, at a minimum, equal to all or most of the amount of such Holder’s deficit capital account, as of December 31, 2016, for tax purposes. For each Holder, such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The Partnership cannot determine the ultimate tax liability of each such Holder and each Holder is encouraged to seek tax advice relative to its liability. The actual tax liability of each such Holder of Interests will depend on such Holder’s individual tax situation.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2016 Annual Report on Form 10-K.

Before the sale of the property, the Partnership's future liquidity and ability to continue as a going concern was dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership has a net capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,157,000 as of March 31, 2017 (of which $30,000 was funded during the three months ended March 31, 2017) and which, together with the amount owed and rolled over from prior notes, are evidenced by the Demand Note. The Partnership made payments in the amount of $98,418 to the accrued interest on the Demand Note during the three months ended March 31, 2017. No additional payments were made to the accrued interest on the Demand Note and no additional cash advances were made by JMB under the Demand Note through May 10, 2017, the date that this report was filed. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest at March 31, 2017 of $6,989,497, accrues interest at prime plus 1 percent, 5.0% at March 31, 2017, with interest compounded quarterly and included in principal, and is secured by the Partnership's interest in BFP/JMB. JMB is under no obligation to make further advances and has the right to require repayment of advances previously made together with accrued and unpaid interest at any time. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

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

The outstanding balance of the Demand Note at March 31, 2017 is approximately $7,000,000, and continues to accrue interest and be increased in principal amount by additional advances from JMB. It is unlikely that the Holders of Interests will ever receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of the sale of the 245 Park Avenue property.

As previously disclosed, BFP, LP marketed for sale its interest in the 245 Park Avenue property. On May 5, 2017 the sale occurred.

As a consequence and under the terms of the December 29, 2014 Partnership Agreement, in a May 2, 2017 Redemption Notice, the Board of Managers of BFP/JMB issued a notice to 245 Park Holding directing BFP/JMB to redeem all of the outstanding Class J Units of 245 Park Holding. The Redemption Notice provided that on May 5, 2017 (the “Redemption Date”) the Board of Managers of BFP/JMB would cause BFP/JMB to redeem 7,481,180 Class J Units, as of May 2, 2017. The dollar amount of the unpaid preferred capital that will be redeemed pursuant to the redemption is equal to $7,481,180. On the Redemption Date, BFP/JMB distributed to 245 Park Holding the sum of (a) the Redemption Amount plus (b) the Unpaid Preferred Return from the date of its Redemption Notice through and including the Redemption Date on the Class J Units being redeemed. As a result, the Partnership received its 99% of the redemption amount of $7,481,180, plus an additional $3,939,394 or an approximate total of $11,400,000, which will be recognized as income for financial reporting purposes. Such funds are available, among other things, to retire its indebtedness, pay operating costs and those costs related to the termination of its affairs and pay a distribution to, or make any required tax withholding payments on behalf of, Holders.

As a result of the sale and redemption, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes is expected to be, at a minimum, equal to all or most of the amount of such Holder’s deficit capital account, as of December 31, 2016, for tax purposes. For each Holder, such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The Partnership cannot determine the ultimate tax liability of each such Holder and each Holder is encouraged to seek tax advice relative to its liability. The actual tax liability of each such Holder of Interests will depend on such Holder’s individual tax situation.

Results of Operations

The operations of the Partnership since 2005 have primarily been funded by cash advances from JMB which totaled $2,157,000 as of March 31, 2017 (of which $30,000 was funded during the three months ended March 31, 2017) and which, together with the amount owed and rolled over from Replacement Note 1, are evidenced by the Demand Note at March 31, 2017.

The increase in demand note payable to an affiliate at March 31, 2017 as compared to December 31, 2016 and related increase in interest expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is due to interest of approximately $82,059 offset by payments of approximately $98,418 made in 2017.

The decrease in professional services for the three months ended March 31, 2017 as compared to the same period in 2016 is due to the timing of billings on accounting services.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 1A. Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 10, 2017