Form 10-Q
period 2017-06-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2017-08-09
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2017	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Yes [     ]    No [ X ]

Part I.  Financial Information

Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including $237,022 in reserve)	$2,253,935	$5,871
Accounts receivable	5,000	62,748
Total assets	$2,258,935	$68,619

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$8,594	$18,105
Reserve for estimated tax payments	237,022	--
Demand note payable to an affiliate, including accrued interest of $1,366,571 at December 31, 2016	--	6,975,855

Commitments and contingencies

Total liabilities	245,616	6,993,960

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,314,023)	(10,984,044)
Total general partners’ capital account	15,870,224	15,200,203
Limited partners (891 interests at June 30, 2017 and December 31, 2016):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(9,748,350)	(7,520,000)
Cumulative net losses	(117,165,949)	(127,662,938)
Total limited partners’ capital account	(13,856,905)	(22,125,544)

Total partners’ capital accounts (deficits)	2,013,319	(6,925,341)

Total liabilities and partners’ capital accounts (deficits)	$2,258,935	$68,619

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income:
Annual preferred return	$36,003	$94,637	$129,611	$185,159
Redemption fee payment	3,900,000	--	3,900,000	--
Partnership redemption	7,406,368	--	7,406,368	--

Total income	11,342,371	94,637	11,435,979	185,159

Expenses:
Interest to an affiliate	72,767	75,312	154,826	153,276
Professional services	27,604	--	73,504	67,095
General and administrative	15,982	12,345	40,639	36,836

Total expenses	116,353	87,657	268,969	257,207

Net income (loss)	$11,226,018	$6,980	$11,167,010	$(72,048)

Net income (loss) per limited partnership interest	$11,843	$7	$11,781	$(75)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss)	$11,167,010	$(72,048)
Changes in:
Accounts receivable	57,748	1,028
Accounts payable	(9,511)	(4,021)
Interest payable to an affiliate	(1,366,571)	83,888
Net cash provided by operating activities	9,848,676	8,847

Cash flows from financing activities:
Fundings of demand note payable	30,000	--
Payments of demand note payable	(5,639,284)	--
Distributions to limited partners, net	(1,991,328)	--
Net cash used in financing activities	(7,600,612)	--

Net increase in cash	2,248,064	8,847

Cash and cash equivalents, beginning of period	5,871	3,231

Cash and cash equivalents, end of period	$2,253,935	$12,078

Supplemental cash flow disclosure:
Cash paid for interest	$1,521,397	$69,388

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

On December 29, 2014, BFP, LP transferred 48.5% of the membership interests in BFP 245 Park Co., LLC, which owned an indirect interest in the property commonly known as 245 Park Avenue, New York, NY, to BFP-JMB 245 Park, L.P., a Delaware limited partnership (“BFP/JMB”). Immediately following such transfer, 245 Park’s Holdings’ interest in BFP, LP, as represented by the Class A Units in BFP, LP, was redeemed in exchange for an interest in BFP/JMB represented by Class J shares of BFP/JMB. 245 Park Holding no longer holds any interest in BFP, LP, or in BFP/JMB.

Upon execution of the limited partnership agreement of BFP/JMB, BFP, LP made a distribution to 245 Park Holding of approximately $2.53 million, which in turn distributed $2.5 million to the Partnership and $0.3 million to BFP, GP. BFP, LP owned all of the common shares and 245 Park Holding owned all of the Class J shares of BFP/JMB. 245 Park Holding was deemed to have made a capital contribution and investment for the Class J shares of approximately $7.5 million. The Class J shares accrued a cumulative annual preferred return of 5% which had a preference on any distributions by BFP/JMB to BFP, LP not attributable to a capital event. The unpaid preferred return and unpaid investment attributable to the Class J shares had a preference on any distributions by BFP/JMB to BFP, LP attributable to a capital event.

BFP, LP could have caused BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394, (ii) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263, (iii) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131 and (iv) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding could have caused BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

As previously disclosed, BFP, LP marketed for sale an interest in the 245 Park Avenue property. On May 5, 2017 the sale occurred.

As a consequence and under the terms of the December 29, 2014 Partnership Agreement, in a May 2, 2017 Redemption Notice, the Board of Managers of BFP/JMB issued a notice to 245 Park Holding directing BFP/JMB to redeem all of the outstanding Class J Units of 245 Park Holding. The Redemption Notice provided that on May 5, 2017 (the “Redemption Date”) the Board of Managers of BFP/JMB would cause BFP/JMB to redeem 7,481,180 Class J Units, as of May 2, 2017. The dollar amount of the unpaid preferred capital that was redeemed pursuant to the redemption was $7,481,180. On the Redemption Date, BFP/JMB paid to 245 Park Holding the sum of (a) the Redemption Amount plus (b) the Unpaid Preferred Return from the date of its Redemption Notice through and including the Redemption Date on the Class J Units being redeemed. As a result, the Partnership received its 99% of the redemption amount of $7,481,180, plus an additional $3,939,394 for a total of $11,420,574, which was recognized as income for financial reporting purposes. Such funds are available, among other things, to retire its indebtedness, pay operating costs and those costs related to the termination of its affairs and pay distributions to, or make any required tax withholding payments on behalf of, Holders.

The Partnership made a distribution of $2,500 per unit in June 2017.

From the distribution of $2,500 per unit declared in June, $237,022 has been reserved by the Partnership until determination can be made of the required estimated tax payment.

At this time, the Partnership expects to make one more distribution before the end of the year, which is expected to be the final distribution. While the amount of the distribution has not been determined, it is expected to be less than the June distribution of $2,500 per unit. It is currently expected that this distribution will be paid in late September, however, the timing is subject to change based upon a number of factors. Please note that the next distribution will also be subject to the estimated tax requirements of New York State. The ultimate amount of estimated New York State tax payments to be made on behalf of Holders who have not established an exemption from the New York State tax payment system will be a function of, among other things, New York State estimated tax requirements and possible receipt of tax reporting from Brookfield Property Partners. Accordingly, the amount of future distributions and amounts required to be remitted to New York State cannot be determined at this time.

Subject to the receipt of final 2017 tax reporting from Brookfield Property Partners, the Partnership is expected to wind up its affairs by the end of this year.

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

Before the sale of the property, the Partnership's future liquidity and ability to continue as a going concern was dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. JMB's advances, as well as consolidated balances from prior notes, were evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand Note was secured by the Partnership's indirect interest in BFP/JMB. JMB was under no obligation to make further advances and has the right to require repayment of the Demand Note together with accrued and unpaid interest at any time. This uncertainty and the fact that the Partnership has a net capital deficiency raised substantial doubt about the Partnership's ability to continue as a going concern. No adjustments to these consolidated financial statements for this uncertainty were made.

Transactions with Affiliates

The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,157,000 as of June 30, 2017 (of which $30,000 was funded during the six months ended June 30, 2017) and which, together with the amount owed and rolled over from prior notes, were evidenced by the Demand Note. The Partnership made payments in the amount of $1,521,397 to the accrued interest on the Demand Note during the six months ended June 30, 2017. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest of $7,045,714, was paid in full on June 15, 2017. The Demand Note accrued interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and was secured by the Partnership's interest in BFP/JMB.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $15,995 and $16,359 for the six months ended June 30, 2017 and 2016, for these services. The Partnership owed the Corporate General Partner and its affiliates $2,604 and $2,789 for these services at June 30, 2017 and December 31, 2016, respectively.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2016 Annual Report on Form 10-K.

Before the sale of the property, the Partnership's future liquidity and ability to continue as a going concern was dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership had a net capital deficiency raised substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,157,000 as of June 30, 2017 (of which $30,000 was funded during the six months ended June 30, 2017) and which, together with the amount owed and rolled over from prior notes, were evidenced by the Demand Note. The Partnership made payments in the amount of $1,521,397 to the accrued interest on the Demand Note during the six months ended June 30, 2017. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest of $7,045,714, was paid in full on June 15, 2017. The Demand Note accrued interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and was secured by the Partnership's interest in BFP/JMB.

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

The outstanding balance of the Demand Note plus accrued interest of approximately $7,000,000 was paid in full on June 15, 2017. It is unlikely that the Holders of Interests will ever receive any significant portion of their original investment. However, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes as a result of transactions which may occur over the remaining term of the Partnership. These transactions include (i) a sale or other disposition of the 245 Park Avenue property; (ii) a sale or other disposition of the Partnership's indirect interest in BFP/JMB; or (iii) a reduction in the indebtedness of the 245 Park Avenue property or other indebtedness of the Partnership for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes to be allocated to a Holder of Interests over the remaining term of the Partnership is expected to be, at a minimum, equal to all or most of the amount of such Holder's deficit capital account for tax purposes. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

As previously disclosed, BFP, LP marketed for sale an interest in the 245 Park Avenue property. On May 5, 2017 the sale occurred.

As a consequence and under the terms of the December 29, 2014 Partnership Agreement, in a May 2, 2017 Redemption Notice, the Board of Managers of BFP/JMB issued a notice to 245 Park Holding directing BFP/JMB to redeem all of the outstanding Class J Units of 245 Park Holding. The Redemption Notice provided that on May 5, 2017 (the “Redemption Date”) the Board of Managers of BFP/JMB would cause BFP/JMB to redeem 7,481,180 Class J Units, as of May 2, 2017. The dollar amount of the unpaid preferred capital that was redeemed pursuant to the redemption was $7,481,180. On the Redemption Date, BFP/JMB paid to 245 Park Holding the sum of (a) the Redemption Amount plus (b) the Unpaid Preferred Return from the date of its Redemption Notice through and including the Redemption Date on the Class J Units being redeemed. As a result, the Partnership received its 99% of the redemption amount of $7,481,180, plus an additional $3,939,394 for a total of $11,420,574, which was recognized as income for financial reporting purposes. Such funds are available, among other things, to retire its indebtedness, pay operating costs and those costs related to the termination of its affairs and pay distributions to, or make any required tax withholding payments on behalf of, Holders.

The Partnership made a distribution of $2,500 per unit in 2017.

From the distribution of $2,500 per unit declared in June, $237,022 has been reserved by the Partnership until determination can be made of the required estimated tax payment.

At this time, the Partnership expects to make one more distribution before the end of the year, which is expected to be the final distribution. While the amount of the distribution has not been determined, it is expected to be less than the June distribution of $2,500 per unit. It is currently expected that this distribution will be paid in late September, however, the timing is subject to change based upon a number of factors. Please note that the next distribution will also be subject to the estimated tax requirements of New York State. The ultimate amount of estimated New York State tax payments to be made on behalf of Holders who have not established an exemption from the New York State tax payment system will be a function of, among other things, New York State estimated tax requirements and possible receipt of tax reporting from Brookfield Property Partners. Accordingly, the amount of future distributions and amounts required to be remitted to New York State cannot be determined at this time.

Subject to the receipt of final 2017 tax reporting from Brookfield Property Partners, the Partnership is expected to wind up its affairs by the end of this year.

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

Results of Operations

The operations of the Partnership since 2005 have primarily been funded by cash advances from JMB which totaled $2,157,000 as of June 30, 2017 (of which $30,000 was funded during the six months ended June 30, 2017) and which, together with the amount owed and rolled over from Replacement Note 1, were evidenced by the Demand Note, which was paid in full on June 15, 2017.

The decrease in demand note payable to an affiliate at June 30, 2017 as compared to December 31, 2016 is due to the full payment on the demand note on June 15, 2017.

The decrease in the annual preferred return and the related increase in redemption fee payment and partnership redemption for the three and six months ended June 30, 2017 is due to the Redemption Notice dated May 2, 2017 and the redemption payment of approximately $11,400,000.

The increase in professional services for the three and six months ended June 30, 2017 as compared to the same period in 2016 is due to the timing of billings on accounting services.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	August 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	August 9, 2017