Form 10-Q
period 2017-09-30
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2017-11-13
CIK 747159

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2017	Commission file #0-13545

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Yes [     ]    No [ X ]

Part I.  Financial Information

Item 1.  Financial Statements

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including $237,022 in reserve)	$1,473,682	$5,871
Accounts receivable	--	62,748
Total assets	$1,473,682	$68,619

Liabilities and Partners’ Capital Accounts (Deficits)
Current liabilities:
Accounts payable	$14,406	$18,105
Reserve for estimated tax payments	237,022	--
Demand note payable to an affiliate, including accrued interest of $1,366,571 at December 31, 2016	--	6,975,855

Commitments and contingencies

Total liabilities	251,428	6,993,960

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(10,317,975)	(10,984,044)
Total general partners’ capital account	15,866,272	15,200,203
Limited partners (891 interests at September 30, 2017 and December 31, 2016):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(10,473,555)	(7,520,000)
Cumulative net losses	(117,227,857)	(127,662,938)
Total limited partners’ capital account	(14,644,018)	(22,125,544)

Total partners’ capital accounts (deficits)	1,222,254	(6,925,341)

Total liabilities and partners’ capital accounts (deficits)	$1,473,682	$68,619

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Annual preferred return	$--	$94,637	$129,611	$279,796
Redemption fee payment	--	--	3,900,000	--
Partnership redemption	--	--	7,406,368

Total income	--	94,637	11,435,979	279,796

Expenses:
Interest to an affiliate	--	78,218	154,826	231,494
Professional services	43,312	34,667	116,816	101,762
General and administrative	22,548	15,039	63,187	51,875

Total expenses	65,860	127,924	334,829	385,131

Net income (loss)	$(65,860)	$(33,287)	$11,101,150	$(105,335)

Net income (loss) per limited partnership interests	$(70)	$(35)	$11,711	$(110)

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss)	$11,101,150	$(105,335)
Changes in:
Accounts receivable	62,748	1,028
Accounts payable	(3,699)	(1,232)
Interest payable to an affiliate	(1,366,571)	100,028
Net cash provided by (used in) operating activities	9,793,628	(5,511)

Cash flows from financing activities:
Fundings of demand note payable	30,000	10,000
Payments of demand note payable	(5,639,284)	--
Distributions to limited partners	(2,716,533)	--
Net cash provided by (used in) financing activities	(8,325,817)	10,000

Net increase in cash and cash equivalents	1,467,811	4,489

Cash and cash equivalents, beginning of period	5,871	3,231

Cash and cash equivalents, end of period	$1,473,682	$7,720

Supplemental cash flow disclosure:
Cash paid for interest	$1,521,397	$131,466

See accompanying notes to consolidated financial statements.

JMB/245 PARK AVENUE ASSOCIATES, LTD.

(a Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

As a consequence and under the terms of the December 29, 2014 Partnership Agreement, in a May 2, 2017 Redemption Notice, the Board of Managers of BFP/JMB issued a notice to 245 Park Holding directing BFP/JMB to redeem all of the outstanding Class J Units of 245 Park Holding. The Redemption Notice provided that on May 5, 2017 (the “Redemption Date”) the Board of Managers of BFP/JMB would cause BFP/JMB to redeem 7,481,180 Class J Units, as of May 2, 2017. The dollar amount of the unpaid preferred capital that was redeemed pursuant to the redemption was $7,481,180. On the Redemption Date, BFP/JMB paid to 245 Park Holding the sum of (a) the Redemption Amount plus (b) the Unpaid Preferred Return from the date of its Redemption Notice through and including the Redemption Date on the Class J Units being redeemed. As a result, the Partnership received its 99% of the redemption amount of $7,481,180, plus an additional $3,939,394 for a total of $11,420,574, which was recognized as income for financial reporting purposes. Such funds became available, among other things, to retire its indebtedness, pay operating costs and those costs related to the termination of its affairs and pay distributions to, or make any required estimated tax payments on behalf of, Holders.

The Partnership made a distribution of $2,500 per unit in June 2017 and is making a final distribution of approximately $2,000 per unit later in November. From the distribution of $2,500 per unit declared in June, $237,022 has been reserved by the Partnership pending determination of the required estimated tax payment. Amounts reserved will be paid to Holders of Interests with the final distribution. In September, the Partnership remitted $725,205 to the state of New York on behalf of certain Holders for estimated tax payments. Such amount has been recorded as a distribution and will be reflected in the final distribution checks.

The Partnership is expected to wind up its affairs by the end of this year.

As a result of the sale and redemption, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes is expected to be, at a minimum, equal to all or most of the amount of each Holder’s deficit capital account for tax purposes. For each Holder, such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The Partnership cannot determine the ultimate tax liability of each Holder and each Holder is encouraged to seek tax advice relative to its liability. The actual tax liability of each Holder of Interests will depend on Holder’s individual tax situation.

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

Before the sale of the property, the Partnership's future liquidity and ability to continue as a going concern was dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. JMB's advances, as well as consolidated balances from prior notes, were evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand Note was secured by the Partnership's indirect interest in BFP/JMB. JMB was under no obligation to make further advances and had the right to require repayment of the Demand Note together with accrued and unpaid interest at any time. This uncertainty and the fact that the Partnership has a net capital deficiency raised substantial doubt about the Partnership's ability to continue as a going concern. No adjustments to these consolidated financial statements for this uncertainty were made.

Transactions with Affiliates

The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,157,000 as of September 30, 2017 (of which $30,000 was funded during the nine months ended September 30, 2017) and which, together with the amount owed and rolled over from prior notes, were evidenced by the Demand Note. The Partnership made payments in the amount of $1,521,397 to the accrued interest on the Demand Note during the nine months ended September 30, 2017. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest of $7,045,714, was paid in full on June 15, 2017. The Demand Note accrued interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and was secured by the Partnership's interest in BFP/JMB.

In accordance with the Partnership Agreement, JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates are entitled to receive payment or reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $23,808 and $24,727 for the nine months ended September 30, 2017 and 2016, for these services, which are included in general and administrative expenses on the consolidated statements of operations. The Partnership owed the Corporate General Partner and its affiliates $10,417 and $2,789 for these services at September 30, 2017 and December 31, 2016, respectively, which are included in accounts payable on the consolidated balance sheets.

Any reimbursable amounts currently payable to the Corporate General Partner and its affiliates do not bear interest.

Adjustments

In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and of Operations

Liquidity and Capital Resources

Capitalized terms used herein but not defined have the same meanings as in the Partnership's 2016 Annual Report on Form 10-K.

Before the sale of the property, the Partnership's future liquidity and ability to continue as a going concern was dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. This uncertainty and the fact that the Partnership had a net capital deficiency raised substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been primarily funded by cash advances from JMB which totaled $2,157,000 as of September 30, 2017 (of which $30,000 was funded during the nine months ended September 30, 2017) and which, together with the amount owed and rolled over from prior notes, were evidenced by the Demand Note. The Partnership made payments in the amount of $1,521,397 to the accrued interest on the Demand Note during the six months ended June 30, 2017. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest of $7,045,714, was paid in full on June 15, 2017. The Demand Note accrued interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and was secured by the Partnership's interest in BFP/JMB.

As a result of the sale and redemption, the Partnership has obligations for estimated tax payments to the state of New York on behalf of certain Holders of Interests. Notwithstanding any such obligations, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes.

As previously disclosed, BFP, LP marketed for sale an interest in the 245 Park Avenue property. On May 5, 2017 the sale occurred.

As a consequence and under the terms of the December 29, 2014 Partnership Agreement, in a May 2, 2017 Redemption Notice, the Board of Managers of BFP/JMB issued a notice to 245 Park Holding directing BFP/JMB to redeem all of the outstanding Class J Units of 245 Park Holding. The Redemption Notice provided that on May 5, 2017 (the “Redemption Date”) the Board of Managers of BFP/JMB would cause BFP/JMB to redeem 7,481,180 Class J Units, as of May 2, 2017. The dollar amount of the unpaid preferred capital that was redeemed pursuant to the redemption was $7,481,180. On the Redemption Date, BFP/JMB paid to 245 Park Holding the sum of (a) the Redemption Amount plus (b) the Unpaid Preferred Return from the date of its Redemption Notice through and including the Redemption Date on the Class J Units being redeemed. As a result, the Partnership received its 99% of the redemption amount of $7,481,180, plus an additional $3,939,394 for a total of $11,420,574, which was recognized as income for financial reporting purposes. Such funds became available, among other things, to retire its indebtedness, pay operating costs and those costs related to the termination of its affairs and pay distributions to, or make any required estimated tax payments on behalf of, Holders.

The Partnership made a distribution of $2,500 per unit in 2017 and is making a final distribution of approximately $2,000 per unit later in November. From the distribution of $2,500 per unit declared in June, $237,022 has been reserved by the Partnership pending determination of the required estimated tax payment. Amounts reserved will be paid to Holders of Interests with the final distribution. In September, the Partnership remitted $725,205 to the state of New York on behalf of certain Holders for estimated tax payments. Such amount has been recorded as a distribution and will be reflected in the final distribution checks.

The Partnership is expected to wind up its affairs by the end of this year.

As a result of the sale and redemption, it is expected that Holders of Interests will be allocated a substantial amount of gain for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes is expected to be, at a minimum, equal to all or most of the amount of each Holder’s deficit capital account for tax purposes. For each Holder, such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder of Interests. The Partnership cannot determine the ultimate tax liability of each Holder and each Holder is encouraged to seek tax advice relative to its liability. The actual tax liability of each Holder of Interests will depend on Holder’s individual tax situation.

Results of Operations

The operations of the Partnership since 2005 have primarily been funded by cash advances from JMB which totaled $2,157,000 as of September 30, 2017 (of which $30,000 was funded during the nine months ended September 30, 2017) and which, together with the amount owed and rolled over from Replacement Note 1, were evidenced by the Demand Note, which was paid in full on June 15, 2017.

The decrease in demand note payable to an affiliate at September 30, 2017 as compared to December 31, 2016 and the related decrease in interest to an affiliate for the three and nine months ended September 30, 2017 as compared to the same period in 2016 is due to the full payment on the demand note on June 15, 2017.

The decrease in the annual preferred return and the related increase in redemption fee payment and partnership redemption for the nine months ended September 30, 2017 is due to the Redemption Notice dated May 2, 2017 and the redemption payment of approximately $11,400,000.

The increase in professional services for the three and nine months ended September 30, 2017 as compared to the same period in 2016 is due to the timing of billings on accounting services.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JMB/245 PARK AVENUE ASSOCIATES, LTD.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 9, 2017