Form 10-K
period 2017-11-27
JMB 245 PARK AVENUE ASSOCIATES LTD
filed 2018-02-26
CIK 747159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the fiscal period ended November 27, 2017	Commission file #0-13545

JMB/245 Park Avenue Associates, Ltd.

(Exact name of registrant as specified in its charter)

Illinois (State of organization)	36-3265541 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

The registrant, JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), is a limited partnership formed in 1983 and was governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the original purpose of acquiring and owning an approximate 48.25% interest in 245 Park Avenue Company, a New York general partnership, ("245 Park" or the "Joint Venture") which owned and operated an office building located at 245 Park Avenue, New York, New York (the "245 Park Avenue Building"). The Partnership was admitted to the Joint Venture through the purchase of one of the existing unaffiliated joint venture partner's interests. The unaffiliated venture partners (the "O&Y partners") were affiliates of Olympia & York Developments, Ltd. ("O&Y"). On May 7, 1984, the Partnership commenced a private offering of $124,300,000 in Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933. The offering closed on June 28, 1984. The holders of Interests (herein after "Holders" or "Holders of Interests" or “Limited Partners”) in the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investment according to the number of Interests held.

As a result of the financial difficulties of the O&Y partners, in October 1995 each of the O&Y partners and certain other O&Y affiliates (but not the Joint Venture) filed for bankruptcy protection from creditors under Chapter 11 of the United States Bankruptcy Code. As a result of the plan of restructuring (the "Plan"), which became effective on November 21, 1996 ("Effective Date"), the Partnership received through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding") an approximate 5.4% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P. On December 31, 2002 (the "Redemption Date"), 245 Park Holding entered into a redemption agreement (the "Partial Redemption") by and among 245 Park Holding, BFP Property GP Corp. ("BFP, GP") and BFP, LP pursuant to which 245 Park Holding transferred and BFP, LP thereby redeemed approximately 90% of its approximate 5.4% interest (the "Redeemed Interest") in BFP, LP. As a result, 245 Park Holding's remaining interest in BFP, LP was approximately 0.5% thereof, represented by 567.375 Class A Units (the "Retained Interest"). The managing general partner of BFP, LP was not affiliated with the Partnership and, subject to the partnership agreement of BFP, LP had full authority to manage its affairs. 245 Park Holding was a limited liability company in which the Partnership is a 99% member and BFP, GP, which was an affiliate of the managing general partner of BFP, LP, is a 1% member.

On December 29, 2014, BFP, LP transferred 48.5% of the membership interests in BFP 245 Park Co., LLC, which owned an indirect interest in the property commonly known as 245 Park Avenue, New York, NY, to BFP-JMB 245, L.P., a Delaware limited partnership (“BFP/JMB”). Immediately following such transfer, 245 Park’s Holdings’ interest in BFP, LP, as represented by the Class A Units in BFP, LP, was redeemed in exchange for an interest in BFP/JMB represented by Class J shares of BFP/JMB. As a consequence, 245 Park Holding no longer held any interest in BFP, LP, or in BFP/JMB.

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

The Partnership made a distribution of $2,500 per unit in June 2017, which in some instances reflected amounts remitted to New York State on behalf of certain Holders for estimated tax payments and amounts reserved for possible payment to Holders by the Partnership pending determination of the final required estimated tax payment. Amounts reserved were paid to Holders with the final distribution. Such payment amount was recorded as a distribution and was reflected in the final distribution checks. The Partnership made a final liquidating distribution of $2,052 per unit on November 27, 2017, which in some instances reflected amounts remitted to New York State on behalf of certain Holders for estimated tax payments.

The Partnership wound up its affairs and terminated effective November 27, 2017.

In connection with its winding up, the Partnership entered into an agreement with JMB Park Avenue, Inc., the Corporate General Partner, pursuant to which the Corporate General Partner generally assumed the obligation to pay, extinguish or otherwise discharge expenses and liabilities of the Partnership not paid, discharged, extinguished or otherwise provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner approximately $2,135 in cash and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance, and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.

Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Office Properties, Inc. (“BOP”), formerly Brookfield Properties Corporation, filed periodic reports and other information, which included information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BOP’s filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. On June 20, 2014, BOP became a private company and was no longer required to file with the SEC. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BOP’s reports or other information it filed with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BOP’s reports or other information.

The Partnership's indirect interest in BFP, LP had been pledged as collateral for certain notes payable to JMB Realty Corporation ("JMB"), of which one long-term note ("Replacement Note 1") and one demand note (the "Demand Note") remained unpaid as of January 1, 2006. The security agreements for such notes required mandatory payment of principal and interest out of any net proceeds received upon the redemption, refinancing or other disposition of, or any distribution made with respect to, the Partnership's indirect interest in BFP, LP.

Replacement Note 1 matured in January 2006 and was consolidated into the Demand Note, effective January 2, 2006. Replacement Note 1 accrued interest at 2% per annum, with interest compounded annually and included in principal, and had a balance of $3,962,194, including $479,910 of accrued interest, as of January 2, 2006.

The operations of the Partnership since 2005 had been funded entirely by cash advances from JMB, which were offset more recently with receipts from the annual preferred return. Since 2005, such advances have totaled $2,157,000 as of November 27, 2017 ($30,000 of which was funded in 2017) and which, together with the amount owed and rolled over from Replacement Note 1, were evidenced by the Demand Note. The Partnership made payments in the amount of $1,521,397 for the accrued interest during the period ended November 27, 2017. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest of $7,045,714 was paid in full on June 15, 2017. The Demand Note accrued interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and was secured by the Partnership's interest in BFP/JMB.

As a result of the sale and redemption, Holders were allocated a substantial amount of gain for Federal and state income tax purposes. The amount of gain for Federal and state income tax purposes will generally be, at a minimum, the amount of such Holder's deficit capital account for tax purposes. For each Holder, such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holder. The Partnership cannot determine the ultimate tax liability of each Holder and each Holder is encouraged to seek tax advice relative to its liability. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

The Partnership had no employees.

The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Items 11 and 13 below and in the Notes to the consolidated financial statements, to which reference is hereby made for a description of such transactions.

Item 1A. Risk Factors

The Partnership was subject to significant risks, including factors related to its position in BFP/JMB, its dependency on JMB for continued advances, the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB, and its past history of operating losses. The Partnership was obligated under a Demand Note which significantly exceeded its assets and there was substantial doubt about its ability to continue as a going concern. Reference is made to Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Partnership owned an indirect, non-controlling interest in 245 Park Avenue referred to under Item 1 above to which reference is hereby made. The Partnership's interest in BFP/JMB was pledged as collateral for the Demand Note payable to JMB.

Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Security Holder Matters and

Issuer Purchases of Equity Securities

Prior to its termination effective as of November 27, 2017, there were 823 record holders of the remaining 891.34 Interests outstanding in the Partnership. Holders of 108.66 interests have abandoned such Interests. There was no public market for Interests. Consequently, a Holder may not have been able to sell or otherwise liquidate his or her Interest. In addition, the Interests were not required by law to be registered under the Securities Act of 1933, as amended, or (with certain exceptions). Transfers of the Interests were subject to applicable federal and state securities laws and were subject to the restrictions on transfers set forth in Article 14 (pages 15-17) of the Amended and Restated Agreement of Limited Partnership of the Partnership, which are incorporated herein by reference to Exhibit 99 to this annual report. A sale or other transfer of an Interest may have resulted in material adverse Federal income tax consequences.

The Partnership's interest in BFP/JMB was pledged as collateral for the Demand Note payable to JMB, which note required mandatory payment of principal and interest out of (i) any distributions received from BFP/JMB, and (ii) any net proceeds received upon the sale, refinancing or other disposition of the Partnership's interest in BFP/JMB. Reference is made to the section entitled "Investment in Unconsolidated Venture" in the Notes to the consolidated financial statements and Item 7 for a discussion of the restrictions on the distributions (if any) to the Partnership from BFP/JMB.

Item 6. Selected Financial Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Period from January 1, 2017 through November 27, 2017

and December 31, 2016, 2015, 2014 and 2013

(Not Covered by Report of Independent Registered Public Accounting Firm)

	2017	2016	2015	2014	2013

Total income	$11,435,979	$374,433	$377,519	$2,500,000	$--

Net income (loss)	$10,982,721	$(126,585)	$(51,748)	$1,891,654	$(542,233)

Net income (loss) per limited partnership interest(b)	$11,587	$(134)	$(54)	$1,943	$(552)

Total assets	$1,340,847	$68,619	$35,119	$8,532	$0

Demand note payable	$--	$6,975,855	$6,827,065	$6,664,871	$8,628,532

(a)	The above financial information should be read in conjunction with the consolidated financial statements of the Partnership and the related Notes to the consolidated financial statements appearing elsewhere in this report.

(b)	The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period before giving affect for any interests abandoned during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Liquidity and Capital Resources

Capitalized terms used but not defined in this Item 7 have the same meanings as used in Item 1. Business or in the Notes.

Before the sale of the property, the Partnership's future liquidity and ability to continue as a going concern was dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. That uncertainty and the fact that the Partnership had a net capital deficiency raised substantial doubt about the Partnership's ability to continue as a going concern. The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which have been offset more recently with receipts from the annual preferred return. Since 2005, such advances have totaled $2,157,000 as of November 27, 2017 ($30,000 of which was funded in 2017) and which, together with the amount owed and rolled over from Replacement Note 1, were evidenced by the Demand Note. The Partnership made payments in the amount of $1,521,397 for the accrued interest during the period from January 1, 2017 through November 27, 2017. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest of $7,045,714, was paid in full on June 15, 2017. The Demand Note accrued interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and was secured by the Partnership's interest in BFP/JMB.

As a result of the sale and redemption and in accordance with law, the Partnership remitted estimated tax payments to the state of New York on behalf of certain Holders of Interests. Notwithstanding any such payments, the Partnership believes that the Holders of Interests have the ultimate responsibility for the timely filing of state and Federal tax returns and the payment of all related taxes.

As previously disclosed, BFP, LP marketed for sale an interest in the 245 Park Avenue property. On May 5, 2017 the sale occurred.

As a consequence and under the terms of the December 29, 2014 Partnership Agreement, in a May 2, 2017 Redemption Notice, the Board of Managers of BFP/JMB issued a notice to 245 Park Holding directing BFP/JMB to redeem all of the outstanding Class J Units of 245 Park Holding. The Redemption Notice provided that on May 5, 2017 (the “Redemption Date”) the Board of Managers of BFP/JMB would cause BFP/JMB to redeem 7,481,180 Class J Units, as of May 2, 2017. The dollar amount of the unpaid preferred capital that was redeemed pursuant to the redemption was $7,481,180. On the Redemption Date, BFP/JMB paid to 245 Park Holding the sum of (a) the Redemption Amount plus (b) the Unpaid Preferred Return from the date of its Redemption Notice through and including the Redemption Date on the Class J Units being redeemed. As a result, the Partnership received its 99% of the redemption amount of $7,481,180, plus an additional $3,939,394 for a total of $11,420,574, which was recognized as income for financial reporting purposes. Such funds became available to the Partnership, among other things, to retire its indebtedness, pursuant to the terms of the Demand Note pay operating costs and those costs related to the termination of its affairs and pay distributions to, or make any required estimated tax payments on behalf of, Holders.

The Partnership made a distribution of $2,500 per unit in June 2017, which in some instances reflected amounts remitted to New York State on behalf of certain Holders for estimated tax payments and amounts reserved by the Partnership pending determination of the required estimated tax payment. Amounts reserved were paid to Holders of Interests with the final distribution. Such amount has been recorded as a distribution and was reflected in the final distribution checks. The Partnership made a final liquidating distribution of $2,052 per unit on November 27, 2017, which in some instances reflected amounts remitted to New York State on behalf of certain Holders for estimated tax payments.

The Partnership wound up its affairs and terminated effective November 27, 2017.

In connection with its winding up, the Partnership entered into an agreement with JMB Park Avenue, Inc., the Corporate General Partner, pursuant to which the Corporate General Partner generally assumed the obligation to pay, extinguish or otherwise discharge expenses and liabilities of the Partnership not paid, discharged, extinguished or otherwise provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner approximately $2,135 in cash and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance, and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.

Results of Operations

Significant variances between periods reflected in the accompanying financial statements not otherwise reported are primarily the result of the completion of the liquidation of the Partnership on November 27, 2017.

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB which totaled $2,157,000 as of November 27, 2017 ($30,000 which was funded in 2017) and which, together with the amount owed and rolled over from Replacement Note 1, were evidenced by the Demand Note, which was paid in full on June 15, 2017.

The decrease in the annual preferred return and the related increase in redemption fee payments and partnership redemption for the period ended November 27, 2017 are due to the Redemption Notice dated May 2, 2017 and the redemption payment of approximately $11,400,000.

Inflation

Due to the low levels of inflation in recent years and the limited business activity of the Partnership, inflation generally has not had a material effect on the Partnership.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the period from January 1, 2017 through November 27, 2017 and thus has concluded that there are no critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, November 27, 2017 (Immediately Prior to Final Liquidating Distribution) and December 31, 2016

Consolidated Statements of Operations, the period from January 1, 2017 through November 27, 2017 (Immediately Prior to Final Liquidating Distribution) and the years ended December 31, 2016 and 2015

Consolidated Statements of Partners' Capital Accounts (Deficits), the period from January 1, 2017 through November 27, 2017 (Immediately Prior to Final Liquidating Distribution) and the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows, the period from January 1, 2017 through November 27, 2017 (Immediately Prior to Final Liquidating Distribution) and the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Partners

JMB/245 Park Avenue Associates, Ltd.:

We have audited the accompanying consolidated balance sheets of JMB/245 Park Avenue Associates, Ltd., a limited partnership (the Partnership), and consolidated venture as of November 27, 2017 (Immediately Prior to Final Liquidating Distribution) and December 31, 2016, and the related consolidated statements of operations, partners’ capital accounts (deficits), and cash flows for the period from January 1, 2017 through November 27, 2017 (Immediately Prior to Final Liquidating Distribution), and the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the General Partner of the Partnership. Our responsibility is to express an opinion on these (consolidated) financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB/245 Park Avenue Associates Ltd. and consolidated venture as of November 27, 2017 (Immediately Prior to Final Liquidating Distribution), and the results of their operations and their cash flows for the period from January 1, 2017 through November 27, 2017 (Immediately Prior to Final Liquidating Distribution), and the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, JMB/245 Park Avenue Associates Ltd. made its liquidating distribution to the partners, wound up its affairs and terminated effective November 27, 2017. Our opinion is not modified with respect to this matter.

/s/ KPMG LLP

Chicago, Illinois
February 26, 2018

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Balance Sheets

November 27, 2017 (Immediately Prior to Final Liquidating Distribution)

and December 31, 2016

Assets

	November 27, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$1,340,847	5,871
Accounts receivable	--	62,748

Total assets	$1,340,847	68,619

Liabilities and Partners’ Capital Accounts (Deficits)

Current liabilities:
Accounts payable	$--	18,105
Demand note payable to an affiliate, including accrued interest of $1,366,571 in 2016	--	6,975,855

Commitments and contingencies

Total liabilities	--	6,993,960

Partners’ capital accounts (deficits):
General partners:
Capital contributions	26,664,247	26,664,247
Cumulative cash distributions	(480,000)	(480,000)
Cumulative net losses	(26,184,247)	(10,984,044)
	--	15,200,203
Limited partners (891 interests at November 27, 2017 and December 31, 2016):
Capital contributions, net of offering costs	113,057,394	113,057,394
Cumulative cash distributions	(10,236,533)	(7,520,000)
Cumulative net losses	(101,480,014)	(127,662,938)
	1,340,847	(22,125,544)

Total partners’ capital accounts (deficits)	1,340,847	(6,925,341)

Total liabilities and partners’ capital accounts (deficits)	$1,340,847	68,619

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Operations

Period from January 1, 2017 through November 27, 2017

(Immediately Prior to Final Liquidating Distribution) and the

Years Ended December 31, 2016 and 2015

	Period from January 1, 2017 through November 27, 2017	December 31, 2016	December 31, 2015
Income:
Annual preferred return	$129,611	374,433	377,519
Redemption fee payment	3,900,000	--	--
Partnership redemption	7,406,368	--	--
	11,435,979	374,433	377,519

Expenses:
Interest to an affiliate	154,826	310,574	289,628
Professional services	188,316	120,746	72,727
General and administrative	110,116	69,698	66,912
	453,258	501,018	429,267

Net income (loss)	$10,982,721	(126,585)	(51,748)

Net income (loss) per limited partnership interest	$11,587	(134)	(54)

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Partners’ Capital Accounts (Deficits)

Period from January 1, 2017 through November 27, 2017

(Immediately Prior to Final Liquidating Distribution) and the

Years Ended December 31, 2016 and 2015

	General Partners				Limited Partners
	Capital Contri- butions	Cumulative Net Losses	Cumulative Cash Distributions	Total	Capital Contributions Net of Offering Costs	Cumulative Net Losses	Cumulative Cash Distributions	Total
Balance (deficits) December 31, 2014	$26,664,247	(10,973,344)	(480,000)	15,210,903	113,057,394	(127,495,305)	(7,520,000)	(21,957,911)

Net (loss)	--	(3,105)	--	(3,105)	--	(48,643)	--	(48,643)

Balance (deficits) December 31, 2015	26,664,247	(10,976,449)	(480,000)	15,207,798	113,057,394	(127,543,948)	(7,520,000)	(22,006,554)

Net (loss)	--	(7,595)	--	(7,595)	--	(118,990)	--	(118,990)

Balance (deficits) December 31, 2016	26,664,247	(10,984,044)	(480,000)	15,200,203	113,057,394	(127,662,938)	(7,520,000)	(22,125,544)

Cash distributions	--	--	--	--	--	--	(2,716,533)	(2,716,533)

Net income (loss)	--	(15,200,203)	--	(15,200,203)	--	26,182,924	--	26,182,924

Balance (deficits) November 27, 2017	$26,664,247	(26,184,247)	(480,000)	--	113,057,394	(101,480,014)	(10,236,533)	1,340,847

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Consolidated Statements of Cash Flows

Period from January 1, 2017 through November 27, 2017

(Immediately Prior to Final Liquidating Distribution) and the

Years Ended December 31, 2016 and 2015

	Period from January 1, 2017 through November 27, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income (loss)	$10,982,721	(126,585)	(51,748)

Changes in:
Accounts receivable	62,748	(30,860)	(31,888)
Accounts payable	(18,105)	11,295	(83,859)
Interest payable to an affiliate	(1,366,571)	128,790	72,194

Net cash provided by (used in) operating activities	9,660,793	(17,360)	(95,301)

Cash flows from financing activities:
Fundings of demand note payable	30,000	20,000	90,000
Payments to demand note payable	(5,639,284)	--	--
Distributions to limited partners	(2,716,533)	--	--

Net cash provided by (used in) financing activities	(8,325,817)	20,000	90,000

Net increase (decrease) in cash	1,334,976	2,640	(5,301)
Cash, beginning of period	5,871	3,231	8,532

Cash, end of period	$1,340,847	5,871	3,231

Supplemental cash flow disclosure:
Cash paid for interest	$1,521,397	181,785	217,433

See accompanying notes to consolidated financial statements.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

November 27, 2017 and December 31, 2016 and 2015

Operations and Basis of Accounting

General

JMB/245 Park Avenue Associates, Ltd. (the "Partnership"), through JMB 245 Park Avenue Holding Company, LLC ("245 Park Holding"), owned an approximate .5% general partner interest in Brookfield Financial Properties, L.P. ("BFP, LP"), formerly known as World Financial Properties, L.P until December 29, 2014. The ownership was represented by 567.375 Class A Units. Business activities consisted primarily of rentals to a variety of commercial companies and the ultimate sale or disposition of such real estate. 245 Park Holding was a limited liability company in which the Partnership is a 99% member and BFP Property GP Corp. ("BFP, GP"), which was an affiliate of the managing general partner of BFP, LP, is a 1% member.

On December 29, 2014, BFP, LP transferred 48.5% of the membership interests in BFP 245 Park Co., LLC, which owned an indirect interest in the property commonly known as 245 Park Avenue, New York, NY, to BFP-JMB 245, L.P., a Delaware limited partnership (“BFP/JMB”). Immediately following such transfer, 245 Park’s Holdings’ interest in BFP, LP, as represented by the Class A Units in BFP, LP, was redeemed in exchange for an interest in BFP/JMB represented by Class J shares of BFP/JMB. As a consequence, 245 Park Holding no longer held any interest in BFP, LP or in BFP/JMB.

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

November 27, 2017 and December 31, 2016 and 2015

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

The Partnership made a distribution of $2,500 per unit in June 2017, which in some instances reflected amounts remitted to New York State on behalf of certain Holders for estimated tax payments and amounts reserved by the Partnership pending determination of the required estimated tax payment. Amounts reserved were paid to Holders of Interests with the final distribution. Such amount has been recorded as a distribution and was reflected in the final distribution checks. The Partnership made a final liquidating distribution of $2,052 per unit on November 27, 2017, which in some instances reflected amounts remitted to New York State on behalf of certain Holders for estimated tax payments.

The Partnership wound up its affairs and terminated effective November 27, 2017.

The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company, 245 Park Holding. The effect of all transactions between the Partnership and its consolidated venture have been eliminated.

The Partnership discontinued the application of the equity method of accounting, recorded its investment at zero and no longer recognized its share of earnings or losses from BFP, LP or BFP/JMB, because the Partnership had no future funding obligations to BFP, LP or BFP/JMB and has no influence or control over the day-to-day affairs of BFP, LP or BFP/JMB.

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

Notes to Consolidated Financial Statements

November 27, 2017 and December 31, 2016 and 2015

The net gain or loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period before giving effect for any interests abandoned during the year. Deficit capital accounts have resulted, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes to the General Partners and Holders of Interests. Also, because net earnings were computed immediately prior to termination of the Partnership, Holders of Interest may have, on termination of the Partnership, an additional capital gain or loss depending on the Holders' bases in their Interests for Federal income tax purposes. Reference is made to the Note entitled "Partnership Agreement" for a discussion of the allocations of profits and losses.

The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

No provision for state or Federal income taxes was made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership in accordance with law remitted directly to New York State tax authorities amounts representing estimated tax payments.

Before the sale of the property and repayment of the Demand Note, the Partnership's future liquidity and ability to continue as a going concern was dependent upon JMB for continued advances and the receipt of the cumulative annual preferred return on the Class J shares of BFP/JMB. JMB's advances, as well as consolidated balances from prior notes, were evidenced by a demand note (the "Demand Note"), dated December 1, 2004, which Demand Note was secured by the Partnership's indirect interest in BFP/JMB. JMB was under no obligation to make further advances and had the right to require repayment of the Demand Note together with accrued and unpaid interest at any time. That uncertainty and the fact that the Partnership had a net capital deficiency raised substantial doubt about the Partnership's ability to continue as a going concern. No adjustments to these consolidated financial statements for this uncertainty were made.

During 2017, a re-allocation of current period's operations was made among the partners for financial reporting purposes. The re-allocation reduced the General Partners' capital accounts to zero. Such re-allocation did not have an effect on total assets, total partners' capital or net earnings.

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

November 27, 2017 and December 31, 2016 and 2015

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

On December 29, 2014, BFP, LP transferred 48.5% of the membership interests in BFP 245 Park Co., LLC, which owned an indirect interest in the property commonly known as 245 Park Avenue, New York, NY, to BFP-JMB 245, L.P., a Delaware limited partnership (“BFP/JMB”). Immediately following such transfer, 245 Park Holdings’ interest in BFP, LP, as represented by the Class A Units in BFP, LP, was redeemed in exchange for an interest in BFP/JMB represented by Class J shares of BFP/JMB. As a consequence, 245 Park Holding no longer held any interest in BFP, LP, or in BFP/JMB.

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

BFP, LP could have caused BFP/JMB to redeem all or any portion of the Class J shares held by 245 Park Holding at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares, plus, during the initial five years following the transaction, an additional payment as follows: (i) with respect to a redemption on or following December 29, 2016 and prior to December 29, 2017, $3,939,394.00, (ii) with respect to a redemption on or following December 29, 2017 and prior to December 29, 2018, $2,626,263.00, (iii) with respect to a redemption on or following December 29, 2018 and prior to December 29, 2019, $1,313,131.00 and (iv) with respect to a redemption on or following December 29, 2019, $0. At any time thereafter, 245 Park Holding could have caused BFP/JMB to redeem all or any portion of the Class J shares at any time for a payment equal to any cumulative unpaid preferred return plus the proportionate remaining unpaid investment attributable to the Class J shares.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

November 27, 2017 and December 31, 2016 and 2015

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

The Partnership made a distribution of $2,500 per unit in June 2017, which in some instances reflected amounts remitted to New York State on behalf of certain Holders for estimated tax payments and amounts reserved by the Partnership pending determination of the required estimated tax payment. Amounts reserved were paid to Holders of Interests with the final distribution. Such amount has been recorded as a distribution and was reflected in the final distribution checks. The Partnership made a final liquidating distribution of $2,052 per unit on November 27, 2017, which in some instances reflected amounts remitted to New York State on behalf of certain Holders for estimated tax payments.

The Partnership wound up its affairs and terminated effective November 27, 2017.

Persons who are interested in obtaining information concerning BFP, LP should be aware that Brookfield Office Properties, Inc. (“BOP”), formerly Brookfield Properties Corporation, filed periodic reports and other information, which included information about BFP, LP and its assets and operations, with the U.S. Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934. BOP’s filings with the SEC are available to the public through the SEC's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system accessible through the SEC's web site at http://www.sec.gov. On June 20, 2014, BOP became a private company and was no longer required to file with the SEC. This description is provided for informational purposes only. The Partnership does not prepare, and is not responsible for the preparation of, any of BOP’s reports or other information it filed with the SEC including, but not limited to, those concerning the business and financial results of BFP, LP. Those reports and other information are not intended to be incorporated by reference into this report on Form 10-K, and the Partnership has no responsibility for the accuracy of any information included in BOP’s reports or other information.

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

November 27, 2017 and December 31, 2016 and 2015

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

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which have been offset more recently with receipts from the annual preferred return. Since 2005, such advances have totaled $2,157,000 as of November 27, 2017 ($30,000 of which was funded in 2017) and which, together with the amount owed and rolled over from Replacement Note 1, were evidenced by the Demand Note. The Partnership made payments in the amount of $1,521,397 for the accrued interest during the period ended November 27, 2017. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest of $7,045,714 was paid in full on June 15, 2017. The Demand Note accrued interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and was secured by the Partnership's interest in BFP/JMB.

Partnership Agreement

Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations were allocated 94% to the Holders and 6% to the General Partners. Profits from the redemption of the Partnership's indirect interest in BFP/JMB were allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash from the proceeds of such sale or other disposition distributed to the General Partners, plus an additional amount of such profits to eliminate deficits, if any, in the General Partners' capital accounts. The remaining profits were allocated to the Holders of Interest. All profits or losses were allocated among the Holders in proportion to the number of Interests held. During 2017, a re-allocation of current period's operations was made among the partners for financial reporting purposes. The re-allocation reduced the General Partners' capital accounts to zero. Such re-allocation did not have an effect on total assets, total partners' capital or net earnings.

The General Partners were not required to make any additional capital contributions. Distributions of "Sale Proceeds" or "Financing Proceeds" (as defined) were made to the Holders in an amount equal to their contributed capital, next to the General Partners in an amount equal to their capital contributions, and the balance 70% to the Holders and 30% to the General Partners. Distributions were made to the Holders of Interests only after the satisfaction of all Partnership liabilities, including, but not limited to, the Demand Note.

JMB/245 Park Avenue Associates, Ltd.

(A Limited Partnership)

and Consolidated Venture

Notes to Consolidated Financial Statements

November 27, 2017 and December 31, 2016 and 2015

Transactions with Affiliates

The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving JMB Park Avenue, Inc., the Corporate General Partner, and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. The Partnership incurred costs of $34,225, $33,094 and $31,214 for the period January 1, 2017 through November 27, 2017 and for the years ended December 31, 2016 and 2015, respectively, for these services. The Partnership owed the Corporate General Partner and its affiliates $0 and $2,789 for these services at November 27, 2017 and December 31, 2016, respectively.

Any reimbursable amounts that were payable to the General Partners and its affiliates did not bear interest.

Reference is made to the Notes, "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" above for a discussion of certain loans and notes payable by the Partnership to JMB and related collateral held by JMB.

Supplementary Quarterly Data (Unaudited)

	2017
	At 3/31	At 6/30	At 9/30	Period from October 1, 2017 through November 27, 2017
Total income	$93,608	11,342,371	--	--

Net income (loss)	$(59,008)	11,226,018	(65,860)	(118,429)

Net income (loss) per limited partnership interest	$(62)	11,843	(70)	(124)

	2016
	At 3/31	At 6/30	At 9/30	At 12/31
Total income	$90,522	94,637	94,637	94,637

Net income (loss)	$(79,028)	6,930	(33,287)	(21,250)

Net income (loss) per limited partnership interest	$(82)	7	(35)	(24)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants during 2017, 2016 and 2015.

Item 9A.	Controls and Procedures

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

Based on the Partnership's evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that its internal control over financial reporting was effective as of November 27, 2017.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the period January 1, 2017 through November 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The Corporate General Partner of the Partnership, JMB Park Avenue, Inc., an Illinois corporation, is a wholly-owned subsidiary of JMB Investment Holdings - I, Inc., a Delaware corporation. All of the outstanding shares of stock of JMB Investment Holdings - I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB") in the business of real estate investment. Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its current and former officers and directors, members of their families and their affiliates. The Corporate General Partner had responsibility for all aspects of the Partnership's operations, subject to the requirement that the sale of all or substantially all of the Partnership's indirect interest in BFP/JMB, unless required by the terms of the BFP/JMB venture agreement, must be approved by the Associate General Partner of the Partnership, Park Associates, L.P., an Illinois limited partnership with JMB Park Avenue, Inc. as the sole general partner. The limited partners of the Associate General Partner are generally JMB, current or former officers and directors of JMB, their affiliates and current or former officers of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that affiliates of the General Partners are engaged in a range of real estate activities. Certain services were provided to the Partnership by affiliates of the General Partners, including administrative services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations. The General Partners and their affiliates may also have a conflict of interest with respect to matters relating to the remaining JMB Demand Note, including, among other things, the enforcement of repayment of that note and the remedies available to JMB in the event of a default under that note, as well as with respect to matters concerning whether to continue to advance funds to the Partnership to permit it to pay its expenses. Reference is made to the discussions under "Investment in Unconsolidated Venture" and "Notes Payable to an Affiliate" in the Notes for further information concerning the term loan and demand note.

The names, current positions and length of service therein of the director and executive officers of the Corporate General Partner of the Partnership are as follows:

Name	Office	Served in Office Since
Gary Nickele	Vice President	12/18/90
Patrick J. Meara	President and Director	12/22/00
H. Rigel Barber	Vice President	03/26/84
Gailen J. Hull	Vice President	03/26/84

There is no family relationship among any of the foregoing director or officers. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner held on August 8, 2017. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

The foregoing director and officers are also officers and/or directors of JMB and various companies affiliated with JMB.

The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

Gary Nickele (age 65) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

Patrick J. Meara (age 55) has been a Senior Vice President of JMB since January 1997. Prior to becoming President and Director of the Corporate General Partner, Mr. Meara was a Vice President of the Corporate General Partner from August 8, 2000 to December 22, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.

H. Rigel Barber (age 69) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

Gailen J. Hull (age 69), in addition to being a Vice President of JMB Park Avenue, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He also is Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Master’s degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

The Partnership is a limited partnership organized under the laws of the State of Illinois, and the rights of its partners and Holders of Interests are governed by its Partnership Agreement. Moreover, the Interests were not publicly traded. In view of these facts, as well as the limited business activity of the Partnership, the Corporate General Partner has determined that it is not necessary for the Partnership to have either an "audit committee financial expert" or a "code of ethics" as those terms are defined in the rules and regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation

The officers and the director of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the section entitled "Partnership Agreement" in the Notes. No such cash distributions were paid to the General Partners in 2017. The General Partners were allocated losses for tax purposes in 2017.

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

The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. There were no such reimbursable expenses in 2017.

The General Partners and their affiliates are entitled to reimbursements of salary and salary related expenses for legal, accounting and certain other services. Such reimbursements will not exceed the lesser of the actual cost of such services or the amount which the Partnership would be required to pay independent parties for comparable services. Affiliates of the General Partners were entitled to reimbursements for such expenses in the amount of $34,225 and $33,094 in 2017 and 2016, respectively, of which $0 was payable at November 27, 2017.

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

The operations of the Partnership since 2005 have been funded entirely by cash advances from JMB, which have been offset more recently with receipts from the annual preferred return. Since 2005, such advances have totaled $2,157,000 as of November 27, 2017 ($30,000 of which were funded in 2017) and which, together with the amount owed and rolled over from Replacement Note 1, were evidenced by the Demand Note. The Partnership made payments in the amount of $1,521,397 for the accrued interest during the period ended November 27, 2017. The Demand Note, which had an outstanding balance of unpaid principal and accrued interest of $7,045,714 was paid in full on June 15, 2017. The Demand Note accrued interest at prime plus 1 percent, with interest compounded quarterly and included in principal, and was secured by the Partnership's interest in BFP/JMB.

Item 14. Principal Accountant Fees and Services

The Partnership has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the sole director of the Corporate General Partner of the Partnership before the service is undertaken.

The aggregate fees billed for professional services by KPMG LLP for 2017 and 2016 for these various services were:

	2017	2016
Type of Fees
Audit Fees	$68,125	61,250
Tax Fees	108,562	36,400
	$176,687	97,650

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements (See Index to Financial Statements and Supplementary Data filed with this report).
(2)	Exhibits.
	3-A.	Amended and Restated Agreement of Limited Partnership of the Partnership is hereby incorporated by reference to Exhibit 3-A to the Partnership’s Report for June 30, 2002 on Form 10-Q (File No. 0-13545) dated August 21, 2002.

	3-B.	Amendment to the Amended and Restated Agreement of Limited Partnership of JMB/245 Park Avenue Associates, Ltd. By and between JMB Park Avenue, Inc. and Park Associates, L.P. dated January 1, 1994 is hereby incorporated by reference to Exhibit 3-B to the Partnership’s Form 10-Q Report for March 31, 1995 (File No. 0-13545) filed May 11, 1995.

	4-A.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. In favor of JMB Realty Corporation is hereby incorporated herein by reference to the Partnership’s Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4-B.	Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd. Is hereby incorporated herein by reference to the Partnership’s Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4-C.	Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71 is hereby incorporated herein by reference to the Partnership’s Report for September 30, 2004 on Form 10-Q (File No. 0-13545) dated November 10, 2004.

	4-D.	Promissory Note, payable on demand, dated December 1, 2004, in the original amount of $172,000, is hereby incorporated herein by reference to the Partnership’s Report for December 1, 2004 on Form 8-K (File No. 0-13545), dated December 7, 2004.

	10-A.	Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996 is hereby incorporated by reference to the Partnership’s Report for November 21, 1996 on Form 8-K (File No. 0-13545) filed on December 6, 1996.

	10-B.	Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P., dated December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.1 to the Partnership’s Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.

	10-C.	Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P. dated as of December 31, 2002 is hereby incorporated herein by reference to Exhibit 10.2 to the Partnership’s Report for December 31, 2002 on Form 8-K (File No. 0-13545) filed on January 15, 2003.

	10-D.	Limited Partnership Agreement of BFP-JMB 245 Park, L.P. dated as of December 29, 2014 is hereby incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 0-13545) filed on December 31, 2014.

	10-E.	Assignment and Redemption Agreement between Brookfield Financial Properties, L.P. and JMB 245 Park Avenue Holding Company, LLC dated December 29, 2014 is hereby incorporated herein by reference to Exhibit 10.2 on Form 8-K (File No. 0-13545) filed on December 31, 2014.

	10-F.	Winding Up Agreement between JMB/245 Park Avenue Associates, Ltd. and JMB Park Avenue, Inc. dated November 27, 2017 is hereby incorporated herein by reference to Exhibit 10.1 on Form 8-K (File No. 0-13545) filed on November 29, 2017.

	21.	List of Subsidiaries of the Partnership.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

	32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	99.	Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership is filed herewith.

(b)	Form 8-K was filed on November 29, 2017.

No annual report or proxy material for the fiscal year 2017 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMB/245 Park Avenue Associates, Ltd.

By:	JMB Park Avenue, Inc. Corporate General Partner

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	JMB Park Avenue, Inc.
Corporate General Partner

PATRICK J. MEARA
By:	Patrick J. Meara, President and Director Chief Executive Officer
Date:	February 26, 2018

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	February 26, 2018

JMB/245 Park Avenue Associates, Ltd.

Exhibit Index

Document Incorporated by Reference
3-A.	Amended and Restated Agreement of Limited Partnership of the Partnership.	Yes

3-B.	Amendment to the Amended and Restated Limited Partnership Agreement of Partnership of JMB/245 Park Avenue Associates, Ltd.	Yes

4-A.	Security Agreement, dated May 7, 2001, by JMB/245 Park Avenue Associates, Ltd. in favor of JMB Realty Corporation	Yes

4-B.	Note Split Agreement, dated October 8, 2004, by and between JMB Realty Corporation and JMB/245 Park Avenue Associates, Ltd.	Yes

4-C.	Replacement Note #1 to Second Amended and Restated Promissory Note, dated October 8, 2004, in the original principal amount of $3,482,283.71	Yes

4-D.	Promissory Note, dated December 1, 2004, by and between JMB/245 Park Avenue Associates and JMB Realty Corporation	Yes

10-A.	Limited Liability Company Agreement of JMB 245 Park Avenue Holding Company, LLC dated as of November 12, 1996.	Yes

10-B.	Redemption Agreement between JMB 245 Park Avenue Holding Company, LLC, WFP Property G.P. Corp. and Brookfield Financial Properties, L.P.	Yes

10-C.	Fourth Amended and Restated Agreement of Limited Partnership of Brookfield Financial Properties, L.P.	Yes

10-D.	Limited Partnership Agreement of BFP-JMB 245 Park, L.P. dated as of December 29, 2014.	Yes

10-E.	Assignment and Redemption Agreement between Brookfield Financial Properties, L.P. and JMB 245 Park Avenue Holding Company, LLC.	Yes

21.	List of Subsidiaries of the Partnership.	No

31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities 15d-14(a) of the Securities Exchange Act of 1934, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No

99.	Article 14 (pages 15-17) of the Partnership's Amended and Restated Agreement of Limited Partnership	No